Form 10-Q
period 1995-03-31
CHEMPOWER INC
filed 1995-05-15
CIK 847595

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

  (Mark One)

     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  March 31, 1995

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                   to
                                    -----------------    -----------------------

                       Commission file number   0-17575

                                CHEMPOWER, INC.
 -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            OHIO                                            34-1481970
- -------------------------------                    -----------------------------
(State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                        Identification No.)

807 EAST TURKEYFOOT LAKE ROAD, AKRON, OHIO                    44319
- --------------------------------------------------------------------------------
 (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:   (216) 896-4202


                               NOT APPLICABLE
- --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes    X    No
                                        -------    ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                Class                          Outstanding May 1, 1995
- --------------------------------------    --------------------------------------
       Common Stock, $.10 Par Value               7,221,563 shares


                                 CHEMPOWER, INC.
                                      INDEX

PART I. FINANCIAL INFORMATION                           Page Number
- -----------------------------                           -----------
Item 1.    Financial Statements

           Condensed balance sheets--March 31. 1995
           and December 31, 1994......................       3

           Condensed statements of income--Three
           months ended March 31, 1995 and 1994.......       4

           Condensed statements of cash flows--Three
           months ended March 31, 1995 and 1994.......       5

           Notes to condensed financial statements--
           March 31, 1995.............................      6-7


Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results of
           Operations.................................      8-9



PART II.  OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K...........       10


SIGNATURES............................................       11

PART I.  FINANCIAL INFORMATION
- ------------------------------

CHEMPOWER, INC.

CONDENSED BALANCE SHEETS

                                                  March 31       December 31
                                                    1995            1994
                                                ------------    ------------
                                                 (Unaudited)
ASSETS                                             (Dollars in thousands)
CURRENT ASSETS
   Cash and cash equivalents..................  $     14,078    $     11,864
   Trade receivables..........................        14,272          18,895
   Contracts in progress......................           676             925
   Inventories................................         4,148           3,867
   Other current assets.......................           365             471
                                                ------------    ------------
         TOTAL CURRENT ASSETS.................        33,539          36,022
PROPERTY, PLANT & EQUIPMENT, at cost..........        12,621          12,417
   Less: accumulated depreciation.............         6,206           5,890
                                                ------------    ------------
         NET PROPERTY, PLANT & EQUIPMENT......         6,415           6,527
INTANGIBLE ASSETS.............................           594             596
OTHER ASSETS..................................         1,037           1,037
                                                ------------    ------------
                                                $     41,585    $     44,182
                                                ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Trade payables.............................  $      2,113    $      3,125
   Contracts in progress......................            --           1,120
   Payroll related accruals...................         1,286           5,310
   Other current liabilities..................         3,869             572
                                                ------------    ------------
         TOTAL CURRENT LIABILITIES............         7,268          10,127
DEFERRED INCOME TAXES.........................           243             243
REDEEMABLE COMMON STOCK ......................            --             220

SHAREHOLDERS' EQUITY
   Common stock--par value $.10 per share:
     Authorized--15,000,000 shares
       Issued--7,412,571 shares at March 31
       and December 31........................           741             741
   Additional paid-in capital.................        19,463          19,463
   Retained earnings..........................        14,480          14,218
   Treasury stock, at cost, 191,008 shares at
      March 31, 103,317 shares at December 31..         (610)           (410)
   Common stock subject to repurchase.........            --            (420)
                                                ------------    ------------
         TOTAL SHAREHOLDERS' EQUITY...........        34,074          33,592
                                                ------------    ------------
                                                $     41,585    $     44,182
                                                ============    ============

See Notes To Condensed Financial Statements

CHEMPOWER, INC.

CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                                    Three Months Ended
                                                         March 31
                                                 -----------------------
                                                    1995         1994
                                                 ----------   ----------
                                                  (Dollars in thousands,
                                                  except per share data)
Revenues.......................................  $   19,039   $    9,279
Cost of Revenues...............................      16,688        7,794
                                                 ----------   ----------

     Gross profit..............................       2,351        1,485
Selling, General and Administrative Expenses...       2,084        1,548
                                                 ----------   ----------

     Operating income (loss)...................         267          (63)
Financial Income...............................         136           96
                                                 ----------   ----------

     Income before taxes.......................         403           33
Income Taxes (credit)..........................         141          (16)
                                                 ----------   ----------

     Net income................................  $      262   $       49
                                                 ==========   ==========
Earnings per Common and Common
  Equivalent Share.............................  $      .04   $      .01
                                                 ==========   ==========

Weighted-average Number of Common and
  Common Equivalent Shares Outstanding.........   7,378,986    7,350,399
                                                 ==========   ==========



See Notes To Condensed Financial Statements

  CHEMPOWER, INC.

  CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                          Three Months Ended
                                                                March 31
                                                        ----------------------
                                                           1995        1994
                                                        ----------    --------
                                                        (Dollars in thousands)
  CASH FLOWS FROM OPERATING ACTIVITIES.................   $  2,618    $  5,407
                                                          --------    --------
  CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of property, plant and equipment.......       (204)       (114)
       Proceeds from sale of property, plant
          and equipment................................         --          60

       Business Acquisition, net of working
          capital acquired.............................         --        (900)
                                                          --------    --------
            Net cash provided by (used for) investing
              activities...............................       (204)       (954)
                                                          --------    --------

  CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from issuance of common stock..........       (200)       (200)
       Purchase of treasury stock......................         --          83
                                                          --------    --------
            Net cash used for financing activities.....       (200)       (117)
                                                          --------    --------
            Net increase in cash and cash equivalents..      2,214       4,336

  CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.....     11,864      13,117
                                                          --------    --------

  CASH AND CASH EQUIVALENTS AT END OF PERIOD...........   $ 14,078    $ 17,453
                                                          ========    ========

  SUPPLEMENTAL CASH FLOW DISCLOSURE
       Income taxes paid (net of refunds)..............   $     93    $     --
                                                          ========    ========

  SUPPLEMENTAL NONCASH FINANCING ACTIVITIES
       Portion of acquisition of business purchased
          with common stock............................   $     --    $    375
                                                          ========    ========



  See Notes To Condensed Financial Statements

CHEMPOWER, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 1995

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the three month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report and Form 10-K as of December 31, 1994.

NOTE B--CONTRACTS IN PROGRESS

Comparative information with respect to fixed-price contracts in progress as of March 31, 1995 and December 31, 1994 is as follows:

                                     March 31     December 31
                                       1995           1994
                                   -----------    -----------
                                     (Dollars in thousands)
Costs incurred on uncompleted
  contracts......................   $    5,444     $   19,559
Estimated earnings...............          305          2,092
Estimated losses.................           --         (3,314)
                                    ----------     ----------
                                         5,749         18,337
Less billings to date............        5,073         18,532
                                    ----------     ----------
                                    $      676     $     (195)
                                    ==========     ==========

Included in the accompanying
balance sheets under contracts
in progress:
Costs and estimated earnings in
  excess of related billings on
  uncompleted contracts..........   $      676     $      925
Billings in excess of related
  costs and estimated earnings
  on uncompleted contracts and
  provision for estimated losses
  on contracts...................   $       --     $   (1,120)
                                    ----------     ----------
                                    $      676     $     (195)
                                    ==========     ==========

CHEMPOWER, INC.

March 31, 1995

NOTE C--CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of 90 days or less when purchased to be cash equivalents. Cash equivalents consist primarily of money market funds.

NOTE D--NET INCOME PER COMMON SHARE

The net income per common share amounts have been computed by dividing net income by the weighted-average number of shares (common and common equivalent) outstanding. For purposes of this computation, stock options are common equivalent shares.

NOTE E--REDEEMABLE COMMON STOCK

During 1993, the Company entered into an agreement to purchase the common shares and options held by a former employee. The original purchase price was $819,514, of which $419,514 remained unpaid at December 31, 1994. In January 1995, the Company entered into a mutual release agreement in which the former employee rescinded his rights to the options and agreed to tender the remaining 87,691 common shares in exchange for $200,000.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


Current three months compared to the same period last year

Revenues for the thirteen week period ended March 31, 1995 were $19,039,000, a 105.2% increase from last year's first quarter $9,279,000. This represents increases in both of our core segments: contracts and products manufacturing and distribution.

Contract revenues were $15,192,000, an increase of $8,328,000 from the $6,864,000 recorded in the first three months of 1994. This increase was the result of three major construction contracts in progress during the first quarter of 1995 as well as the inclusion of Global Power Company operations, acquired in the second quarter of 1994. Contract revenues represented 79.8% of total revenues for the first quarter of 1995, compared to 74.0% for the corresponding period of 1994.

Revenues from products manufacturing and distribution were $3,847,000, which was an increase of $1,432,000 from the $2,415,000 during the same period of 1994. This increase was primarily the result of the inclusion of Owens Precision Fabricators operations, acquired in the first quarter of 1994, as well as an increased demand for products manufactured by our Houston Products division. Products manufacturing and distribution represented 20.2% of total revenues in 1995, as compared to 26.0% in 1994.

Cost of contract revenues was 93.0% of contract revenues during the first quarter of 1995 versus 88.5% in 1994. The increase in this segment's cost percentage was the result of continuing competitive pricing and excess costs recognized on one major fixed-price project. Cost of products manufacturing and distribution was 66.5% of products manufacturing and distribution revenues in 1995 versus 71.1% in 1994. This cost percentage was affected by the addition of operations of the Owens Precision Fabricators division.

Resulting gross profit improved $866,000 between the first quarter of 1994 and 1995, due to increased revenues in our core segments.

Selling, general and administrative costs increased $536,000, or 34.6% from $1,548,000 in 1994 to $2,084,000 in 1995. The increase was primarily related to the 1994 acquisitions.

Interest income was $136,000 and $96,000 for the first quarter of 1995 and 1994, respectively. This increase was the result of higher rates of return on our investments.

Net income for the first quarter of 1995 was $262,000 or $.04 per share compared to $49,000 or $.01 per share in 1994. Net income increased to 1.4% of revenues compared to .5 % in 1994.

Financial condition, liquidity and capital resources

At March 31, 1995, the Company's working capital (current assets less current liabilities) was $ 26,271,000 versus $25,895,000 at December 31, 1994.

The cash and cash equivalents component of working capital increased $2,214,000 to $14,078,000 primarily due to the increased collection efforts on trade receivables.

The ratio of current assets to current liabilities (current ratio) was 4.6 at the end of the first quarter of 1995, compared to 3.6 at December 31, 1994. The Company currently has a $10,000,000 line of credit with First National Bank of Ohio. As of March 31, 1995, there were no borrowings against credit facilities available to the Company.

Gross capital expenditures totaled $204,000 during the first quarter of 1995.

The Company's current cash, funds available under its credit facility and future cash flow from operations should be sufficient to meet capital requirements and short-term working capital needs.

Inflation

The Company's operations have not been materially affected by inflation or changing prices. A majority of revenues are pursuant to contracts which enable the Company to pass labor and material cost increases to its customers. Unanticipated levels of inflation could, however, reduce the expected profit on firm price service or product distribution contracts.

Events, Transactions, and Trends

The Company continues to experience increased workers' compensation costs in a number of the states in which it operates. The Company closely monitors these costs and adjusts its pricing accordingly. However, an inability to pass these increases on could have an adverse affect on the Company's business.

PART II.  OTHER INFORMATION

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits

               Exhibit
               Number           Description
               -------          -----------
               27.1             Financial Data Schedule

           (b) Reports on Form 8-K

               The Company did not file any reports on Form 8-K during the three months ended March 31, 1995.

SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CHEMPOWER, INC.
                                         (Registrant)

  Date      May 2, 1995          /s/         Robert E. Rohr
       -------------------      -----------------------------------
                                             Robert E. Rohr
                                      Vice President of Finance and
                                                Treasurer
                                    (on behalf of the Registrant and
                                     as Principal Financial Officer)