Form 10-Q
period 1995-06-30
CHEMPOWER INC
filed 1995-08-16
CIK 847595

                                  FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


  (Mark One)

   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended            June 30, 1995
                                  ----------------------------------------

   [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
   For the transition period from                   to
                                  -----------------    --------------------

   Commission file number   0-17575
                          ------------

                               CHEMPOWER, INC.
    -------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


                  OHIO                                 34-1481970
    -------------------------------            ---------------------------
    (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                 Identification No.)


    807 EAST TURKEYFOOT LAKE ROAD, AKRON, OHIO          44319
    --------------------------------------------------------------------------
    (Address of principal executive offices)          (Zip Code)

    Registrant's telephone number, including area code:    (216) 896-4202
                                                         ---------------------
                                NOT APPLICABLE
    --------------------------------------------------------------------------
    Former name, former address and former fiscal year, if changed since last report

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes  x    No
                                     ---      ---

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                  Class                     Outstanding August 1, 1995
    --------------------------------      ------------------------------------

      Common Stock, $.10 Par Value                7,226,563 shares

                                CHEMPOWER, INC.
                                     INDEX



     PART I. FINANCIAL INFORMATION                              Page Number
     -----------------------------                              -----------
     Item 1.     Financial Statements

                 Condensed balance sheets--June 30, 1995
                 and December 31, 1994.........................         3

                 Condensed statements of income--Three and
                 six months ended June 30, 1995 and 1994.......         4

                 Condensed statements of cash flows--Six
                 months ended June 30, 1995 and 1994...........         5

                 Notes to condensed financial statements--
                 June 30, 1995.................................        6-7


     Item 2.     Management's Discussion and Analysis
                 of Financial Condition and Results of
                 operations....................................        8-9



     PART II.  OTHER INFORMATION
     ---------------------------


     Item 6.     Exhibits and Reports on Form 8-K..............        10


     SIGNATURES................................................        11

PART I. FINANCIAL INFORMATION
-----------------------------

CHEMPOWER, INC.

CONDENSED BALANCE SHEETS

                                                          June 30        December 31
                                                            1995            1994
                                                        ------------     ------------
                                                         (Unaudited)
ASSETS                                                    (Dollars in thousands)
CURRENT ISSETS
    Cash and cash equivalents                           $     11,899        $  11,864
    Trade receivables, less allowances                        21,107           18,895
    Contracts in Progress                                      4,477              925
    Inventories                                                4,396            3,867
    Other current assets                                         604              471
                                                        ------------     ------------
          TOTAL CURRENT ASSETS                                42,483           36,022
PROPERTY, PLANT &.EQUIPMENT, at cost                          13,065           12,417
    Less: accumulated depreciation                             6,215            5,890
                                                        ------------     ------------
          NET PROPERTY, PLANT & EQUIPMENT                      6,850            6,527
INTANGIBLE ASSETS                                                589              596
OTHER ASSETS                                                   1,041            1,037
                                                        ------------     ------------
                                                        $     50,963     $     44,182
                                                        ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Trade payables                                      $      4,874     $      3,125
    Contracts in progress                                      2,185            1,120
    Payroll related accruals                                   6,225            5,310
    Other current liabilities                                  1,658              572
                                                        ------------     ------------
          TOTAL CURRENT LIABILITIES                           14,942           10,127
DEFERRED INCOME TAXES                                             73              243
EXCESS OF NET ASSETS ACQUIRED OVER COST                          828              220
SHAREHOLDERS' EQUITY
    Common stock--par value $.IO per share:
      Authorized--15,000,000 shares
      Issued--7,417,571 shares at June 30;
       7,412,571 shares at December 31                           742              741
    Additional paid-in capital                                19,475           19,463
    Retained earnings                                         15,513           14,218
    Treasury stock, at cost, 191,008 shares
        at June 30; 103,317 shares at
        December 31                                             (610)            (410)
    Common Stock Subject to Repurchase                            --             (420)
                                                        ------------     ------------
          TOTAL SHAREHOLDERS' EQUITY                          35,120           33,592
                                                        ------------     ------------
                                                              50,963           44,182
                                                        ============     ============

See Notes To Condensed Financial Statements

 CHEMPOWER, INC.

 CONDENSED STATEMENTS OF INCOME (UNAUDITED)


                                        Three Months Ended         Six Months Ended
                                              June 30                  June 30
                                        --------------------     ---------------------
                                          1995        1994         1995         1994
                                        --------    --------     --------     --------
                                          (Dollars in thousands, except share data)
 Revenues.........................      $ 20,227    $ 18,572     $ 39,266     $ 27,851

 Cost of revenues.................        15,952      15,310       32,640       23,104
                                        --------    --------     --------     --------

      Gross profit................         4,275       3,262        6,626        4,747

 Selling, general and adminis-
   trative expenses...............         2,674       1,887        4,758        3,435
                                        --------    --------     --------     --------

      Operating income............         1,601       1,375        1,868        1,312

 Financial income.................           118          84          254          180
                                        --------    --------     --------     --------

      Income before taxes.........         1,719       1,459        2,122        1,492

 Income taxes.....................           685         582          826          565
                                        --------    --------     --------     --------

      Net income..................      $  1,034    $    877     $  1,296     $    927
                                        ========    ========     ========     ========

 Net income per Common Share......      $    .14        $.12         $.18         $.13
                                        ========    ========     ========     ========

 Weighted average number
   of shares outstanding..........     7,314,021   7,425,977    7,346,458    7,388,449
                                       =========   =========    =========    =========


 See Notes to Condensed Financial Statements

CHEMPOWER, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                          Six Months Ended
                                                                               June 30
                                                                        ----------------------
                                                                          1995          1994
                                                                        ---------    ---------
                                                                        (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES............................        $   5,727     $  2,604
                                                                        ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from sale of property, plant and equipment                       9           --
      Purchase of property, plant and equipment                              (970)        (379)
      Acquisition of businesses, net of working
         capital acquired.......................................           (4,543)      (2,424)
                                                                        ---------    ---------
            Net cash provided by (used for) investing
              activities........................................           (5,504)      (2,803)
                                                                        ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from issuance of common stock....................               12           83
      Purchase of treasury stock................................             (200)        (200)
                                                                        ---------    ---------
             Net cash used for financing activities.............             (188)        (117)
                                                                        ---------    ---------

             Net increase in cash and cash equivalents..........               35         (316)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...............           11,864       13,117
                                                                        ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .....................        $  11,899    $  12,801
                                                                        =========    =========

SUPPLEMENTAL CASH FLOW DISCLOSURE
      Income taxes paid (net of refunds)........................        $     250    $     928
                                                                        =========    =========

SUPPLEMENTAL NONCASH FINANCING ACTIVITIES
      Portion of acquisition of business purchased
         with common stock......................................               --    $     375
                                                                        =========    =========


See Notes To Condensed Financial Statements

      CHEMPOWER, INC.

      NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

      June 30, 1995

      NOTE A--BASIS OF PRESENTATION

      The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the six month period ended June 30, 1995 are not necessarily indicative of the results that may be expected for the entire year of 1995. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report and Form 10-K as of December 31, 1994.

      NOTE B--ACQUISITION

      On May 3, 1995, the Company through its wholly-owned subsidiaries, Southwick Corp. and Brookfield Corp., purchased all of the issued and outstanding partnership units of Controlled Power Limited Partnership ("CPC"). CPC is in the business of designing, manufacturing and selling electrical metalclad switchgear, power distribution systems, bus duct systems and replacement parts for mass transit authorities, utilities, and chemical and other industrial facilities throughout the country. Through the purchase of the partnership units, the subsidiaries took control of CPC's inventory, accounts receivable, patents, real estate, plant and equipment. Pursuant to the terms of the Purchase Agreement, the subsidiaries made a cash payment of $4,900,000 at closing.

      Pro forma consolidated information assuming ownership of CPC as of January 1, 1994 is as follows:

                                 Six Months Ended        Three Months Ended
                                     June 30                   June 30
                                1995         1994         1995         1994
                               -------      -------      -------      -------
                               (Dollars in thousands, except per share data)
     Revenues................. $47,198      $47,174      $21,763      $27,513
     Net Income (Loss)........     (16)      (2,554)         660       (1,073)
     Net Income (Loss)
        per Common Share...... $   .00      $  (.35)     $   .09      $  (.14)

     The pro forma information does not purport to be indicative of results which would actually have been obtained if the combination had been in effect for the periods indicated or which may be obtained in the future.

      CHEMPOWER, INC.

      June 30, 1995


      NOTE C--CONTRACTS IN PROGRESS

      Comparative information for fixed-price contracts in progress as of June 30, 1995 and December 31, 1994 is as follows:

                                                    June 30        December 31
                                                     1995             1994
                                                ---------------   -------------
                                                    (Dollars in thousands)
      Costs incurred on uncompleted
        contracts.............................. $        65,247   $      19,559
      Estimated earnings.......................           2,330           2,092
      Estimated losses.........................              --          (3,314)
                                                ---------------   -------------
                                                         67,577          18,337
      Less billings to date                              65,285          18,532
                                                ---------------   -------------
                                                $         2,292   $        (195)
                                                ===============   =============
      Included in the accompanying
      balance sheets under contracts
      in progress:

      Costs and estimated earnings in
        excess of related billings on
        uncompleted contracts...................$         4,477   $         925

      Billings in excess of related
        costs and estimated earnings
        on uncompleted contracts and
        provision for estimated losses
        on contracts.............................        (2,185)         (1,120)
                                                ---------------   -------------
                                                $         2,292   $        (195)
                                                ===============   =============


    NOTE D--CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments with a maturity of 90 days or less when purchased to be cash equivalents. Cash equivalents consist primarily of money market securities.


    NOTE E--NET INCOME PER COMMON SHARE

    The net income per common share amounts have been computed by dividing net income by the weighted average number of shares (common and common equivalent) outstanding. For purposes of this computation, stock options are common equivalent shares.

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

    Current three months compared to the same period last year:

    Revenues for the thirteen week period ended June 30, 1995 were $20,227,000, an 8.9% increase from last year's second quarter $18,572,000. The increase in revenues occurred in the products manufacturing and distribution segment, more than offsetting the decrease in the contract segment.

    Contract revenues decreased 13% from $14,809,000 to $12,892,000 in 1995. These revenues represented 63.7% of total revenues for the second quarter of 1995, compared to 79.7% for the correspon-ing period of 1994. This segment's revenues declined due to an overall decrease in the number of available outages.

    Revenues from products manufacturing and distribution increased to $7,335,000 from the $3,762,000 in the second quarter of 1994. These revenues represented 36.3% of total revenues, compared to 20.3% for the same period in 1994. The increase was primarily due to the inclusion of revenues from the recently acquired Controlled Power Limited Partnership ("CPC").

    Cost of contract revenues was 80.1% of contract revenues during the second quarter of 1995 versus 82.9% in 1994. Cost of products manufacturing and distribution revenues were 76.8% of products manufacturing and distribution revenues in 1995 versus 80.6% in 1994. The improvement was due to the addition of the CPC operations and higher margins experienced by our Owens Precision Fabricators division.

    Selling, general and administrative costs increased $787,000 from $1,887,000 to $2,674,000 in 1995. As a percent of revenues, these costs increased to 13.2% from 10.2%. The increase was mainly the result of additional costs resulting from the recently acquired operations of CPC and costs accrued for employee incentive programs.

    Net income for the second quarter of 1995 and 1994 was $1,034,000 and $877,000, respectively. The growth was primarily due to increases in revenues and margins in the products manufacturing and distribution segment. The Company earned $.14 per share compared to $.12 per share in the second quarter of 1994.

    Current six months compared to the same period last year:

    Revenues for the twenty-six week period ended June 30, 1995 were $39,266,000, compared to the $27,851,000 achieved in the same period of 1994. Contract revenues increased $6,410,000, or 29.6% over 1994 amounts while products manufacturing and distribution revenues increased $5,005,000, or 81%.

    Gross profit was $6,626,000, or 16.9% of revenues for the first six months of 1995 versus $4,747,000, or 17% for 1994.

    Selling, general and administrative expenses increased 38.5%, or $1,323,000, from the $3,435,000 posted in 1994 to the $4,758,000 in 1995. These expenses, as a percentage of revenues, remained constant at approximately 12.2% for both 1995 and 1994.

    Resulting net income for the first six months of 1995 was $1,296,000, or $.18 per share, compared to $927,000, or $.13 per share for the same period in 1994.

    Financial condition, liquidity and capital resources:

    At June 30, 1995, the Company's working capital (current assets less current liabilities) was $27,541,000 versus $25,895,000 at December 31, 1994. The ratio of current assets to current liabilities (current ratio) was 2.8 at the end of the second quarter of 1995, compared to 3.6 at December 31, 1994. The Company currently has a $10,000,000 line of credit with First National Bank of Ohio. As of June 30, 1995, there were no borrowings against credit facilities available to the Company.

    Gross capital expenditures totaled $766,000 during the second quarter of 1995.

    Management believes that its cash balances, funds available from the line of credit, and cash flow from operations should be sufficient to meet current capital requirements and working capital needs.

    Inflation:

    The Company's operations have not been materially affected by inflation or changing prices. A majority of revenues are pursuant to contracts which enable the Company to pass expected labor and material cost increases to its customers. Unantic-ipated levels of inflation could reduce the expected profit on firm price service or products distribution contracts.

    Events, Transactions, and Trends:

    On May 3, 1995, the Company, through it's wholly-owned subsidiaries, Southwick Corp. and Brookfield Corp. purchased all of the partnership interests of CPC. Through the purchase of the interests, the Company took control of CPC's accounts receivable, inventory, real estate, plant and equipment, and patents.

     PART II.  OTHER INFORMATION
     ---------------------------



     Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

                 (a) Exhibits

                      Exhibit
                      Number       Description
                      ------       -----------

                       2.3 Partnership Unit Purchase and Sale Agreement, dated April 13, 1995 by and among Canton Power Company, Henry Crown and Company (Not Incorporated), The Second Venture, Southwick Corp. and Brookfield Corp. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K of May 3, 1995)

                      10.9 Business Loan Agreement and Promissory Note, dated May 5, 1995, between the Company and Controlled Power Limited Partnership

                      27.1         Financial Data Schedule


                 (b)  Reports on  Form 8-K

                      A report on Form 8-K dated May 3, 1995 was filed with the Securities and Exchange Commission, as amended through Form 8-K/A Amendment No. 1, which includes the Partnership Unit Purchase and Sale Agreement relating to the Company's acquisition of May 3, 1995

 SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       CHEMPOWER, INC.
                                         (Registrant)





 Date    August 11, 1995         /s/         Robert E. Rohr
      ---------------------     --------------------------------------
                                             Robert E. Rohr
                                      Vice President of Finance and
                                               Treasurer
                                     (on behalf of the Registrant and
                                      as Principal Financial officer)

                               EXHIBIT INDEX
                                                              Pagination By
                                                                 Sequential
     Exhibit                      Exhibit                        Numbering
     Number                     Description                        System
     ------                     -----------                        ------
     2.3          Partnership Unit Purchase and Sale
                  Agreement, dated April 13, 1995 by
                  and among, Henry Crown and Company
                  (Not Incorporated), The Second
                  Venture, Southwick Corp. and
                  Brookfield Corp. (incorporated by
                  reference to Exhibit 2.1 to the
                  Company's Current Report on Form
                  8-K of May 3, 1995)

     10.9         Business Loan Agreement and Promissory
                  Note, dated May 5, 1995, between the
                  Company and Controlled Power Limited
                  Partnership

     27.1         Financial Data Schedule