Form 10-Q
period 1995-09-30
CHEMPOWER INC
filed 1995-11-15
CIK 847595

                                  FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


  (Mark One)

   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended            September 30, 1995
                                  ----------------------------------------

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
                                 Yes  x    No
                                     ---      ---

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                  Class                     Outstanding November 1, 1995
    --------------------------------      ------------------------------------

      Common Stock, $.10 Par Value                7,440,813 shares

                                CHEMPOWER, INC.
                                     INDEX



     PART I. FINANCIAL INFORMATION                              Page Number
     -----------------------------                              -----------
     Item 1.     Financial Statements

                 Condensed balance sheets--September 30, 1995
                 and December 31, 1994.........................         3

                 Condensed statements of income--Three and
                 nine months ended September 30, 1995 and 1994.         4

                 Condensed statements of cash flows--nine
                 months ended September 30, 1995 and 1994......         5

                 Notes to condensed financial statements--
                 September 30, 1995............................        6-7


     Item 2.     Management's Discussion and Analysis
                 of Financial Condition and Results of
                 operations....................................        8-9



     PART II.  OTHER INFORMATION
     ---------------------------


     Item 6.     Exhibits and Reports on Form 8-K..............        10


     SIGNATURES................................................        11

PART I. FINANCIAL INFORMATION
-----------------------------

CHEMPOWER, INC.

CONDENSED BALANCE SHEETS

                                                        September 30      December 31
                                                            1995             1994
                                                        ------------     ------------
                                                         (Unaudited)
ASSETS                                                    (Dollars in thousands)
CURRENT ISSETS
    Cash and cash equivalents                           $     14,263        $  11,864
    Trade receivables, less allowances                        17,956           18,895
    Work in Progress                                           5,826              925
    Inventories                                                4,667            3,867
    Other current assets                                         660              471
                                                        ------------     ------------
          TOTAL CURRENT ASSETS                                43,372           36,022
PROPERTY, PLANT &.EQUIPMENT, at cost                          13,240           12,417
    Less: accumulated depreciation                             6,540            5,890
                                                        ------------     ------------
          NET PROPERTY, PLANT & EQUIPMENT                      6,700            6,527
INTANGIBLE ASSETS                                                586              596
OTHER ASSETS                                                   1,440            1,037
                                                        ------------     ------------
                                                        $     52,098     $     44,182
                                                        ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Trade payables                                      $      4,697     $      3,125
    Work in Progress                                           2,641            1,120
    Payroll related accruals                                   6,921            5,310
    Other current liabilities                                  1,550              572
                                                        ------------     ------------
          TOTAL CURRENT LIABILITIES                           15,809           10,127
DEFERRED INCOME TAXES                                             47              243
  Redeemable Common Stock                                         --              220
EXCESS OF NET ASSETS ACQUIRED OVER COST                          785               --
SHAREHOLDERS' EQUITY
    Common stock--par value $.IO per share:
      Authorized--15,000,000 shares
      Issued--7,417,571 shares at June 30;
       7,412,571 shares at December 31                           743              741
    Additional paid-in capital                                19,502           19,463
    Retained earnings                                         15,822           14,218
    Treasury stock, at cost, 191,008 shares
        at June 30; 103,317 shares at
        December 31                                             (610)            (410)
    Common Stock Subject to Repurchase                            --             (420)
                                                        ------------     ------------
          TOTAL SHAREHOLDERS' EQUITY                          35,457           33,592
                                                        ------------     ------------
                                                        $     52,098     $     44,182
                                                        ============     ============

See Notes To Condensed Financial Statements

 CHEMPOWER, INC.

 CONDENSED STATEMENTS OF INCOME (UNAUDITED)


                                        Three Months Ended         Nine Months Ended
                                           September 30              September 30
                                        --------------------     ---------------------
                                          1995        1994         1995         1994
                                        --------    --------     --------     --------
                                          (Dollars in thousands, except share data)
 Revenues.........................      $ 16,430    $ 13,331     $ 55,696     $ 41,182

 Cost of revenues.................        13,898      11,263       46,537       34,367
                                        --------    --------     --------     --------

      Gross profit................         2,532       2,068        9,159        6,815

 Selling, general and adminis-
   trative expenses...............         2,198       1,808        6,958        5,243
                                        --------    --------     --------     --------

      Operating income............           334         260        2,201        1,572

 Financial income.................           151         128          405          308
                                        --------    --------     --------     --------

      Income before taxes.........           485         388        2,606        1,880

 Income taxes.....................           177         151        1,002          716
                                        --------    --------     --------     --------
      Net income..................      $    308    $    237     $  1,604     $  1,164
                                        ========    ========     ========     ========
 Net income per Common Share......          $.04        $.03         $.22         $.16
                                        ========    ========     ========     ========
 Weighted average number
   of shares outstanding..........     7,380,557   7,438,068    7,356,190    7,405,187
                                       =========   =========    =========    =========



 See Notes to Condensed Financial Statements

CHEMPOWER, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                          Nine Months Ended
                                                                            September 30
                                                                        ----------------------
                                                                          1995          1994
                                                                        ---------    ---------
                                                                        (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES............................        $            $   7,546
                                                                        ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from sale of property, plant and equipment                                  305
      Purchase of property, plant and equipment                                           (546)
      Acquisition of businesses, net of working
         capital acquired.......................................                        (2,424)
                                                                        ---------    ---------
            Net cash provided by (used for) investing
              activities........................................                        (2,665)
                                                                        ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from issuance of common stock....................                           128
      Purchase of treasury stock................................                          (200)
                                                                        ---------    ---------
             Net cash used for financing activities.............                           (72)
                                                                        ---------    ---------

             Net increase in cash and cash equivalents..........            2,399        4,809

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...............           11,864       13,117
                                                                        ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .....................        $  14,263    $  17,926
                                                                        =========    =========

SUPPLEMENTAL CASH FLOW DISCLOSURE
      Income taxes paid (net of refunds)........................        $            $   1,546
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
                                                                        =========    =========


See Notes To Condensed Financial Statements

      CHEMPOWER, INC.

      NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

      September 30, 1995

      NOTE A--BASIS OF PRESENTATION

      The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the six month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the entire year of 1995.
      For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report and Form 10-K as of December 31, 1994.

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

      Pro forma consolidated information assuming ownership of CPC as of January 1, 1994 is as follows:

                                Nine Months Ended        Three Months Ended
                                  September 30              September 30
                                1995         1994         1995         1994
                               -------      -------      -------      -------
                               (Dollars in thousands, except per share data)
     Revenues................. $63,628      $71,227      $16,430      $24,103
     Net Income (Loss)........     292       (2,754)         308         (200)
     Net Income (Loss)
        per Common Share...... $   .04      $  (.37)     $   .04      $  (.03)

     The pro forma information does not purport to be indicative of results which would actually have been obtained if the combination had been in effect for the periods indicated or which may be obtained in the future.

      CHEMPOWER, INC.

      September 30, 1995


      NOTE C--WORK IN PROGRESS

      Comparative information for fixed-price work in progress as of September 30, 1995 and December 31, 1994 is as follows:

                                                 September 30      December 31
                                                     1995             1994
                                                ---------------   -------------
                                                    (Dollars in thousands)
      Costs incurred on uncompleted
        work in progress....................... $        65,643   $      19,559
      Estimated earnings.......................           4,185           2,092
      Estimated losses.........................              --          (3,314)
                                                ---------------   -------------
                                                         69,828          18,337
      Less billings to date                              66,643          18,532
                                                ---------------   -------------
                                                $         3,185   $        (195)
                                                ===============   =============
      Included in the accompanying
      balance sheets under work
      in progress:

      Costs and estimated earnings in
        excess of related billings on
        work in progress....................... $         5,826   $         925

      Billings in excess of related
        costs and estimated earnings
        on work in progress and
        provision for estimated losses
        on work in progress...................           (2,641)         (1,120)
                                                ---------------   -------------
                                                $         3,185   $        (195)
                                                ===============   =============

    September 30, 1995 amounts include the operations of CPC. Costs incurred on work in progress, estimated earnings and billings to date for CPC at September 30, 1995 were $61,201, $2,184, and $59,808, respectively.




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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                     RESULTS OF OPERATIONS

Current three months compared to the same period last year:

Revenues for the thirteen week period ended September 30 ,1995 were $16,430,000, a 23.2% increase from last year's third quarter $13,331,000.

Contract revenues decreased 27.6% from $10,137,000 to $7,342,000 in 1995. These revenues represented 44.7% of total revenues for the third quarter of 1995, compared to 76.0% for the corresponding period of 1994. This segment's revenues declined due to an overall decrease in the number of available outages as a result of spending reductions in electric utility maintenance programs.

Revenues from products manufacturing and distribution increased to $9,088,000 from $3,194,000 in the third quarter of 1994. These revenues represented 55.3% of total revenues, compared to 24.0% for the same period in 1994. The increase was primarily due to the inclusion of revenues from the recently acquired Controlled Power Limited Partnership ("CPC").

Cost of contract revenues was 90.7% of contract revenues during the third quarter of 1995 versus 87.5% in 1994. The increase in this cost percentage was the result of continuing competitive pricing. Cost of products manufacturing and distribution revenues were 79.7% of products manufacturing and distribution revenues in 1995 versus 74.9% in 1994. This percentage increase was the result of CPC's operations which were at lower margins.

Selling, general and administrative costs increased $390,000 from $1,808,000 to $2,198,000 in 1995. These expenses increased relative to 1994, due to the acquisition of CPC. As a percent of revenues, these costs remained constant at 13.4% from 13.6%.

Net income for the third quarter of 1995 and 1994 was $308,000 and $237,000, respectively. The growth was primarily due to increases in revenues and margins in the products manufacturing and distribution segment. The Company earned $.04 per share compared to $.03 per share in the third quarter of 1994.

Current nine months compared to the same period last year:

Revenues for the twenty-six week period ended September 30, 1995 were $55,696,000, compared to the $41,182,000 achieved in the same period of 1994. Contract revenues increased $3,615,000, or 11.4% over 1994 amounts while products manufacturing and distribution revenues more than doubled to $20,270,000.

    Gross profit was $9,159,0000, or 16.4% of revenues for the first nine months of 1995 versus $6,815,000, or 16.5% for 1994.

    Selling, general and administrative expenses increased 38.5%, or $1,715,000, from the $5,243,000 posted in 1994 to the $6,958,000 in 1995. These expenses, as a percentage of revenues, remained constant at 12.5% and 12.7% for both 1995 and 1994.

    Resulting net income for the first nine months of 1995 was $1,604,000, or $.22 per share, compared to $1,164,000, or $.16 per share for the same period in 1994.

    Financial condition, liquidity and capital resources:

    At September 30, 1995, the Company's working capital (current assets less current liabilities) was $27,563,000 versus $25,895,000 at December 31, 1994. The ratio of current assets to current liabilities (current ratio) was 2.7 at the end of the third quarter of 1995, compared to 3.6 at December 31, 1994. The
    Company currently has a $10,000,000 line of credit with First National Bank of Ohio. As of September 30, 1995, there were no borrowings against credit facilities available to the Company.

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

     PART II.  OTHER INFORMATION
     ---------------------------



     Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

                 (a) Exhibits

                      Exhibit
                      Number       Description
                      ------       -----------
                      27.1         Financial Data Schedule


                 (b)  Reports on  Form 8-K

                      A report on Form 8-K/A Amendment No. 2, dated November 14, 1995 was filed with the Securities and Exchange Commission. This report amended Form 8-K, dated May 4, 1995.

 SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       CHEMPOWER, INC.
                                         (Registrant)





 Date    November 13, 1995       /s/         Robert E. Rohr
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

     27.1         Financial Data Schedule