Form 10-Q/A
period 1995-09-30
CHEMPOWER INC
filed 1995-11-16
CIK 847595

                                  FORM 10-Q/A

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

PART I. FINANCIAL INFORMATION
-----------------------------

CHEMPOWER, INC.

CONDENSED BALANCE SHEETS

                                                        September 30      December 31
                                                            1995             1994
                                                        ------------     ------------
                                                         (Unaudited)
ASSETS                                                    (Dollars in thousands)
CURRENT ASSETS
    Cash and cash equivalents                           $     14,263        $  11,864
    Trade receivables, less allowances                        17,956           18,895
    Work in progress                                           5,826              925
    Inventories                                                4,667            3,867
    Other current assets                                         660              471
                                                        ------------     ------------
          TOTAL CURRENT ASSETS                                43,372           36,022
PROPERTY, PLANT &.EQUIPMENT, at cost                          13,240           12,417
    Less: accumulated depreciation                             6,540            5,890
                                                        ------------     ------------
          NET PROPERTY, PLANT & EQUIPMENT                      6,700            6,527
INTANGIBLE ASSETS                                                586              596
OTHER ASSETS                                                   1,440            1,037
                                                        ------------     ------------
                                                        $     52,098     $     44,182
                                                        ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Trade payables                                      $      4,697     $      3,125
    Work in progress                                           2,641            1,120
    Payroll related accruals                                   6,921            5,310
    Other current liabilities                                  1,550              572
                                                        ------------     ------------
          TOTAL CURRENT LIABILITIES                           15,809           10,127
DEFERRED INCOME TAXES                                             47              243
REDEEMABLE COMMON STOCK                                           --              220
EXCESS OF NET ASSETS ACQUIRED OVER COST                          785               --
SHAREHOLDERS' EQUITY
    Common stock--par value $.IO per share:
      Authorized--15,000,000 shares
      Issued--7,427,071 shares at September 30;
       7,412,571 shares at December 31                           743              741
    Additional paid-in capital                                19,502           19,463
    Retained earnings                                         15,822           14,218
    Treasury stock, at cost, 191,008 shares
        at September 30; 103,317 shares at
        December 31                                             (610)            (410)
    Common Stock Subject to Repurchase                            --             (420)
                                                        ------------     ------------
          TOTAL SHAREHOLDERS' EQUITY                          35,457           33,592
                                                        ------------     ------------
                                                        $     52,098     $     44,182
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
                                       =========   =========    =========    =========



 See Notes to Condensed Financial Statements

CHEMPOWER, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                          Nine Months Ended
                                                                            September 30
                                                                        ----------------------
                                                                          1995          1994
                                                                        ---------    ---------
                                                                        (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES............................        $   8,063    $   7,546
                                                                        ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from sale of property, plant and equipment                      10          305
      Purchase of property, plant and equipment                            (1,172)        (546)
      Acquisition of businesses, net of working
         capital acquired.......................................           (4,543)      (2,424)
                                                                        ---------    ---------
            Net cash provided by (used for) investing
              activities........................................           (5,705)      (2,665)
                                                                        ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from issuance of common stock....................               41          128
      Purchase of treasury stock................................             (200)        (200)
                                                                        ---------    ---------
             Net cash used for financing activities.............             (159)         (72)
                                                                        ---------    ---------

             Net increase in cash and cash equivalents..........            2,399        4,809

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...............           11,864       13,117
                                                                        ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .....................        $  14,263    $  17,926
                                                                        =========    =========

SUPPLEMENTAL CASH FLOW DISCLOSURE
      Income taxes paid (net of refunds)........................        $     753    $   1,546
                                                                        =========    =========

SUPPLEMENTAL NONCASH FINANCING ACTIVITIES
      Portion of acquisition of business purchased
         with common stock......................................               --    $     375
                                                                        =========    =========


See Notes To Condensed Financial Statements

      CHEMPOWER, INC.

      NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

      September 30, 1995

      NOTE A--BASIS OF PRESENTATION

      The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the nine month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the entire year of 1995.
      For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report and Form 10-K as of December 31, 1994.

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

      CHEMPOWER, INC.

      September 30, 1995


      NOTE C--WORK IN PROGRESS

      Comparative information for fixed-price work in progress as of September 30, 1995 and December 31, 1994 is as follows:

                                                 September 30      December 31
                                                     1995             1994
                                                ---------------   -------------
                                                    (Dollars in thousands)
      Costs incurred on
        work in progress....................... $        65,643   $      19,559
      Estimated earnings.......................           4,185           2,092
      Estimated losses.........................              --          (3,314)
                                                ---------------   -------------
                                                         69,828          18,337
      Less billings to date                              66,643          18,532
                                                ---------------   -------------
                                                $         3,185   $        (195)
                                                ===============   =============
      Included in the accompanying
      balance sheets under work
      in progress:

      Costs and estimated earnings in
        excess of related billings on
        work in progress....................... $         5,826   $         925

      Billings in excess of related
        costs and estimated earnings
        on work in progress and
        provision for estimated losses
        on work in progress...................           (2,641)         (1,120)
                                                ---------------   -------------
                                                $         3,185   $        (195)
                                                ===============   =============

    September 30, 1995 amounts include the operations of CPC. Costs incurred on work in progress, estimated earnings, and billings to date for CPC at September 30, 1995 were $61,201, $2,184, and $59,808, respectively.




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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                     RESULTS OF OPERATIONS

Current three months compared to the same period last year:

Revenues for the thirteen week period ended September 30, 1995 were $16,430,000, a 23.2% increase from last year's third quarter $13,331,000.

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

    Selling, general and administrative expenses increased 32.7%, or $1,715,000, from the $5,243,000 posted in 1994 to the $6,958,000 in 1995. These expenses, as a percentage of revenues, remained constant at 12.5% and 12.7% for both 1995 and 1994.

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