Form 10-K405
period 1995-12-31
CHEMPOWER INC
filed 1996-04-01
CIK 847595

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                         COMMISSION FILE NUMBER 0-17575

                                CHEMPOWER, INC.
             -----------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                      Ohio
                        -------------------------------
                        (STATE OR OTHER JURISDICTION OF
                         INCORPORATION OR ORGANIZATION)

                         807 East Turkeyfoot Lake Road
                                   Akron, Ohio
                    ---------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                   34-1481970
                              -------------------
                               (I.R.S. EMPLOYER
                              IDENTIFICATION NO.)

                                      44319
                                 --------------
                                   (ZIP CODE)

       Registrant's telephone number, including area code (330) 896-4202

     Securities registered pursuant to Section 12(b) of the Act:

                                      None
                             ---------------------
                              TITLE OF EACH CLASS

                                      None
                            -----------------------
                             NAME OF EACH EXCHANGE
                              ON WHICH REGISTERED

     Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.10 Par Value
                         ------------------------------
                                 TITLE OF CLASS

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No     .
                                             -----    -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on March 22, 1996 was $13,741,312 (3,546,145 shares at the closing price of $3 7/8 as shown by the NASDAQ/NMS Monthly Statistical Report).

     The number of shares outstanding of the issuer's Common Stock as of March 22, 1996 was 7,565,113.

     Documents incorporated by reference: Certain portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 1996 are incorporated by reference into Part III.

===============================================================================

                                     PART I

ITEM 1.  BUSINESS.

  GENERAL

     Chempower, Inc. (the "Company") and its subsidiaries currently provide products and services in two principal business segments: Construction Services and Manufacturing Services.

     The Company was incorporated under the laws of the State of Ohio in 1985. The predecessor of the Company began as an industrial contractor in 1974 and entered into the asbestos abatement market in 1980. Through 1995, most of the Company's revenues have been derived from its Construction Services. The Company's Manufacturing Services, developed through acquisitions in an effort to diversify and is operated through three divisions of the Company: Houston Products, Advanced Coil Industries and Owens Precision Fabricators. In addition, the Company recently acquired Controlled Power Limited Partnership as part of its diversification program. See Note 11 to the Consolidated Financial Statements for further information with respect to the Company's business segments. The Company's strategy is to continue to diversify and expand its Manufacturing Services segment by acquiring additional businesses.

  CONSTRUCTION SERVICES

     The Construction Services are offered through the Company and its subsidiary -- Global Power Company. Global Power Company was acquired by the Company in 1994. This segment provides a full range of construction services including asbestos abatement, insulation, sheetmetal and mechanical services primarily to the industrial market throughout a region which includes: Ohio, Pennsylvania, West Virginia, Tennessee, Indiana, Virginia, Kentucky, New Jersey, Delaware, Georgia, North Carolina, South Carolina, Alabama, Missouri, and Maryland. The Company also distributes asbestos abatement supplies, specialized products and insulation materials throughout this region. The Company's services and products are primarily offered to industrial customers in the electric utility, chemical, petroleum, paper and steel industries.

     In 1995, the Company began offering mechanical construction services to its industrial customers through Global Erectors, a division of Global Power Company. This division maintains and repairs steam boilers and auxiliary equipment including precipitators, scrubbers, fans, air heaters, etc. Global Erectors has the equipment and highly skilled personnel necessary to provide such mechanical services.

     To insure the operability, environmental compliance, efficiency and safety of their plants, industrial companies must periodically maintain, repair or replace process equipment, operating machinery and piping systems. As a consequence, these companies have relied on outside contractors who can perform construction services within strict time constraints.

     The Company's management maintains tight control over all phases of a project, from estimating and bidding through project completion. The Company receives a significant portion of its contracts through a bidding process, in which a number of contractors are invited to bid on the project. Prior to submitting a bid proposal, the Company assigns one or more estimators to visit the job-site, review the proposed work area and determine the size and scope of the work to be performed. The estimators discuss job requirements with the customer's personnel to establish local conditions (e.g. safety and operating regulations, plant operating schedules, availability of power and water, and access to job-site) which may affect the scope and execution of the project. The estimators study plant specifications and drawings and prepare a detailed estimate and project schedule. Prior to submittal, the estimators review all proposals with senior management.

     Once the contract has been awarded, the Company assigns an on-site project manager who coordinates the employment of a qualified labor force, delivery of equipment and supplies to the job-site and execution of the construction project. The Company uses a computerized job cost system which tracks the profitability of the project on a continual basis. The project manager reviews the progress of a project on a regular basis with senior management. Construction projects are performed following the Company's operating procedures and in accordance with the federal, state and local guidelines. Because of the health hazards posed by the industrial working environment and the need to comply with OSHA and local regulations relating to work place safety, the construction services must be performed by trained personnel using approved techniques. The Company, through its Safety Department, reviews on an on-going basis the implementation of safety procedures, monitors work site air quality and reviews all applicable regulations.

     To service its customers, the Company has established a network of facilities within its region. The Company currently operates Construction Service offices and warehouses in Akron, Ohio; Cincinnati, Ohio; Washington, Pennsylvania; Winfield, West Virginia; Hurricane, West Virginia; Knoxville, Tennessee and Waverly, Tennessee. The Company distributes asbestos abatement equipment and safety supplies, insulation materials and accessories, and related sheet metal products to industrial customers and other contractors. The Company is not dependent on any one source for materials for its construction products distribution business.

  MANUFACTURING SERVICES

     The Manufacturing Services segment developed through acquisitions in an effort to diversify the operations of the Company. This business operates under three divisions of the Company: Houston Products, Advanced Coil Industries and Owens Precision Fabricators, as well as Controlled Power Limited Partnership, an Illinois limited partnership, the partners of which are subsidiaries of the Company.

     Houston Products division was acquired in March, 1989 and is located in Waverly, Tennessee. This division designs and fabricates pre-insulated panels and other products for industrial equipment applications.

     Advanced Coil Industries division was acquired in November, 1990 and is located in Washington, Pennsylvania. This division provides roll-coating services to various steel manufacturers for products primarily used in the construction drainage industry.

     Owens Precision Fabricators division was acquired in March, 1994 and is located in Las Vegas, Nevada. This division fabricates metal casings for machines used in the gaming industry, as well as offering other metal fabrication services.

     Controlled Power Limited Partnership was acquired in May, 1995 and is located in Canton, Ohio. This Company designs and manufactures electrical metal-clad switchgear, power distribution systems, and bus duct systems for mass transit authorities, utilities, chemical and other industrial facilities and also offers a broad range of metal fabrication services.

  RECENT ACQUISITIONS

     On May 3, 1995, the Company through its wholly-owned subsidiaries, Southwick Corp., an Ohio corporation, and Brookfield Corp., an Ohio corporation, purchased all of the issued and outstanding partnership units, representing all of the partnership interests of Controlled Power Limited Partnership, an Illinois limited partnership ("CPC"). CPC is in the business of designing, manufacturing and selling electrical metal-clad switchgear, power distribution systems, bus duct systems and replacement parts for mass transit authorities, utilities, and chemical and other industrial facilities throughout the country. Through the purchase of the units, the Company took control of CPC's inventory, accounts receivable, patents, real estate, plant and equipment. At the present time, it is the intention of the Company to continue the current business of CPC and to expand the business to offer sheet metal fabrication services.

  COMPETITION

     The market for the Company's Construction Services is highly competitive. Construction orders are customarily awarded after competitive bids have been submitted as proposals based on the estimated cost of each job. The Company primarily competes with smaller local and regional firms. The Company also competes, to a lesser extent, with large firms which provide services on a regional or national basis. Competitive factors in Construction Services include price, performance record, technical expertise, insurance, bonding and geographical location.

     The market for the Company's Manufacturing Services is competitive. Competitive factors in Manufacturing Services include price, quality, product availability and delivery.

  CUSTOMERS

     During 1995, industrial customers accounted for more than 85% of the Company's revenues in the Construction Services segment. These principal industrial customers are in the electric utility and chemical industries. The Company has performed work for seven of these industrial customers for more than nine years. The Company believes that it has been able to maintain its long-standing relationships with its customers in this industry because of its competitive pricing and the quality of its services.

     In the Company's Manufacturing Services segment, the Owens Precision Fabricator's division has a customer the loss of which could have a material adverse effect on this segment.

  BACKLOG

     The competitive economic environment for the electric power industry in the United States has intensified, as the Federal Energy Regulatory Commission is in the process of implementing the provisions of the Energy Policy Act of 1992, which deregulates the electric power generation industry by allowing independent power producers and other companies access to its transmission and distribution systems. The anticipation of such deregulation has forced U.S. utilities to reduce their operating costs to become more competitive. This is being accomplished in part by deferring repairs and refurbishments on existing electric power plants. At February 29, 1996, the Company's Construction Services backlog was approximately $14.4 million, of which approximately $13.4 million represented the Company's estimate of work to be performed under blanket maintenance agreements which do not specify a contract amount. This compares to approximately $21.7 million of backlog at February 28, 1995, of which approximately $12.0 million related to work under blanket maintenance agreements which did not specify a contract amount. Contracts included in backlog may have provisions which permit cancellation or delay in their performance and there can be no assurance that any work or product orders included in backlog will not be cancelled or delayed. Backlog may not be a good indication of the Company's amount of services and products to be delivered, since a majority of the Company's projects are typically secured and completed within a 120 day period.

     At February 29, 1996 the Company's Manufacturing Services backlog was approximately $11.4 million, of which $9.8 million related to CPC. This compares to approximately $1.5 million of backlog at February 28, 1995.

  ENVIRONMENTAL REGULATIONS

     The Company's Construction Services are subject to federal laws and regulations, including regulations of the U.S. Department of Labor under the Occupational Safety and Health Act, the Environmental Protection Agency under the Clean Air Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Asbestos Hazard Emergency Response Act of 1986, and the Department of Transportation under the Transportation Safety Act. In addition, a number of states and localities have promulgated regulations requiring, among other things, advance notice of proposed asbestos abatement activities and the licensing of asbestos abatement contractors and workers. Failure to comply with these regulations could have a material adverse effect on the Company's business.

  SEASONALITY

     The Company's revenues from Construction Services may be affected by the timing of planned outages at its industrial customers' facilities, which generally occur during the second and fourth quarters. The effects of this seasonality may be offset by the timing of large individual contracts, particularly if all or a substantial portion of the contracts fall within one or two quarters. Accordingly, the Company's quarterly results will fluctuate and the results of one quarter should not be deemed to be representative of the results of any other quarter or for the year.

  INSURANCE AND BONDS

     The Company maintains general liability insurance for claims arising from its Construction Services and Manufacturing Services. The policy, which provides a $6 million limit per claim and $6 million limit in the aggregate, insures against both property damage and personal injury arising from the activities of the Company. The policy is written on an "occurrence" basis which provides coverage for insured risks that occur during the policy period, irrespective of when a claim is made. Higher policy limits are available for individual projects, on an as-needed basis. The Company also provides worker's compensation insurance, at statutory limits, which covers the employees engaged in operations of the Company. The Company maintains a bonding program to satisfy those contracts which require performance and/or payment bonds.

  LICENSING

     A number of the states in which the Company operates its Construction Services require that the Company obtain licenses. The Company believes that it is in compliance with all current state licensing requirements where the Company conducts Construction Services. Such licenses are generally subject to annual renewal and the Company believes it will be able to obtain renewal of its licenses. In addition, certain local jurisdictions have adopted regulations to require the training, testing and licensing of employees engaged in contracting activities. To date, the Company has complied with all such local regulations where it currently conducts business.

  EMPLOYEES

     At December 31, 1995, the Company had 730 employees of whom 530 were employed under Construction Services, 190 were employed under Manufacturing Services and 10 were employed under General Corporate administration.

     Of the Construction Services employees employed at December 31, 1995, 86 were salary and 444 were hourly. The number of such hourly workers fluctuates depending upon the number and size of the projects which the Company has in progress at any particular time. During 1995, the number of hourly-rated employees ranged from 275 to 1,000. Most of the Company's hourly work force under its Construction Services is represented by various labor unions under numerous collective bargaining agreements, which have one to three year terms but provide for automatic renewal if not terminated by a party thereto. The majority of union members are associated with the International Association of Heat and Frost Insulators and Asbestos Workers (AFL-CIO), the Laborers' International Union of North America (AFL-CIO), the United Brotherhood of Carpenters and Joiners, the Sheet Metal Workers' International Association (AFL-CIO) and the International Brotherhood of Boilermakers (AFL-CIO). It has been the Company's experience that hourly-rated employees are generally available in the quantity required for its projects and the Company has continuously employed a number of them on various projects over an extended period of time. The Company has not experienced a significant work stoppage and considers its employee relations to be good.

     Of the Manufacturing Services employees, 75 were salary and 115 were hourly. The Company's hourly work force under its Manufacturing Services are not represented by an outside labor union, with the exception of the Houston Products division. The employees of this division are represented under the Sheet Metal Workers' International Association (AFL-CIO). The Company considers its employee relations under Manufacturing Services operations to be good.

ITEM 2.  PROPERTIES.

     The location, ownership, primary use and approximate square footage of the facilities of the Company are set forth in the following table. The facilities in Akron, Cincinnati and Winfield are under leases with an affiliate of the Company, Holiday Properties, a partnership owned by Toomas J. Kukk, President and Chief Executive Officer and Ernest M. Rochester, Secretary of the Company. Each such lease provides for an expiration date of December 31, 1997. The Company believes that the terms of these leases are no less favorable than those which could have been negotiated in arms-length transactions and all rental payments made by the Company are equal to market rates.

     The Company believes that its existing facilities are adequate to meet current requirements and that suitable additional or substitute space would be available as needed to accommodate any expansion of operations.

                                                                             APPROXIMATE
                                                            PRIMARY          SQUARE FEET
                LOCATION                  OWNERSHIP         USE (1)         OF FLOOR SPACE
- ----------------------------------------  ----------    ----------------    --------------
Akron, Ohio.............................      Leased    Hdq./Adm./Const.         36,000(2)
Canton, Ohio............................       Owned           Adm./Mfg.        205,000
Cincinnati, Ohio........................      Leased         Adm./Const.         25,000
Las Vegas, Nevada.......................      Leased           Adm./Mfg.         47,000
Washington, Pennsylvania................       Owned    Adm./Const./Mfg.        112,000(2)
Knoxville, Tennessee....................      Leased                Adm.          1,000
Waverly, Tennessee......................       Owned    Adm./Const./Mfg.         95,000(2)
Hurricane, West Virginia................      Leased                Adm.          2,000
Winfield, West Virginia.................       Owned         Adm./Const.         90,000

- ---------------

(1) Adm. -- Administrative and Sales; Const. -- Construction Warehouse; Hdq. -- Corporate Headquarters; Mfg. -- Manufacturing facility

(2) Amount includes approximately 9,000, 30,000, and 10,000 square feet of floor space leased to unaffiliated tenants at the Akron, Washington and Waverly locations, respectively.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is subject to legal proceedings arising from the normal conduct of business, however in the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended December 31, 1995.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company as of December 31, 1995, are listed below:

        NAME             AGE               POSITION
- ---------------------    ----    ----------------------------
Toomas J. Kukk            54     Chairman, President and
                                 Chief Executive Officer
Robert E. Rohr            40     Vice President -- Finance
                                 and Treasurer
Dale C. Crumley           43     Vice President --
                                 Estimating/Engineering
Patrick F. Byrne          42     Vice President -- Operations
Ernest M. Rochester       71     Vice Chairman and Secretary
Scott R. Lowrie           36     General Counsel

     The following sets forth information regarding the principal occupations of each executive officer of the Company:

     Toomas J. Kukk has been Chief Executive Officer and Chairman of the Board of Directors of the Company since its organization in 1985. Mr. Kukk had been President of Powerhouse Equipment, Inc. (predecessor to the Company) since 1978. Mr. Kukk was a founder of the Company and Powerhouse Equipment, Inc.

     Robert E. Rohr has been Vice President -- Finance and Treasurer since 1987.

     Dale C. Crumley has been Vice President -- Estimating/Engineering since 1988 and has been employed in various positions with the Company or its predecessor since 1979.

     Patrick F. Byrne has been Vice President -- Operations since 1994 and has been employed in various positions with the Company or its predecessor since 1984.

     Ernest M. Rochester has been Secretary and Vice Chairman since 1989. Mr. Rochester has been a businessman active in private investments and the sole proprietor of Parklynn Associates, a construction consulting firm, since 1984. Mr. Rochester was a founder of the Company and Powerhouse Equipment, Inc.

     Scott R. Lowrie has been General Counsel since 1990. Prior to joining the Company, Mr. Lowrie was associated with the law firm of Roetzel & Andress from 1985 to 1990.

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON SHARES AND RELATED
        SECURITY HOLDER MATTERS.

     The Company's common stock is traded through the NASDAQ National Market System under the symbol CHEM. The following table lists the high and low sales prices of the Company's common stock for each quarterly period during the last two fiscal years, as reported on the NASDAQ/NMS Monthly Statistical Report.

                                                              PRICE RANGE
                                                     ------------------------------
                                                         1995              1994
                                                     ------------      ------------
                       QUARTER ENDED                 HIGH    LOW       HIGH    LOW
          ---------------------------------------    ----    ----      ----    ----
          March 31...............................    $4 1/4  $3        $4 7/8  $3 3/8
          June 30................................    $4      $3        $4 1/8  $3 1/4
          September 30...........................    $4      $3 1/4    $4 1/4  $3 1/4
          December 31............................    $4      $3 1/2    $4 1/4  $3 3/4

     The Company has not paid dividends in the past, and it is the Company's present policy to retain future earnings for use in its business.

     As of March 22, 1996 there were 154 holders of record of the Company's common stock, including the nominee of The Depository Trust Company which holds 2,889,595 common shares in nominee name on behalf of approximately 75 brokers and bank participants, representing shares beneficially owned by their customers which are held in street name. Based upon the quantity of materials requested by these brokers and banks, the Company estimates it has approximately 1,200 beneficial owners in addition to the holders of record.

ITEM 6.  SELECTED FINANCIAL DATA.

                                                                YEAR ENDED DECEMBER 31,
                                                 1995        1994        1993        1992        1991
                                                -------     -------     -------     -------     -------
                                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
    Revenues................................    $78,684     $64,329     $69,553     $62,741     $56,476
    Operating income........................      3,019         680       2,763       2,698       2,155
    Non-operating income (expense)(1).......        538         432         328         468      (1,044)
    Net income (2)..........................      2,247         782       1,802       2,004         808
    Net income per common share (2).........        .30         .11         .25         .27         .11
    Weighted-average common shares
      outstanding (000).....................      7,403       7,426       7,309       7,328       7,403
BALANCE SHEET DATA:
    Working capital.........................     27,141      25,432      26,650      24,801      23,490
    Total assets............................     54,570      44,182      40,496      36,732      35,907
    Shareholders' equity....................     36,965      33,592      32,256      31,182      29,123

- ---------------
(1) Reflects settlement of litigation for year ended December 31, 1991.

(2) Includes a loss in 1994, net of tax, of $1.9 million ($.26 per share) resulting from a cost overrun on a major project.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The discussion of Results of Operations are grouped as follows:

          CONSOLIDATED -- Represents consolidated data of Chempower, Inc. and subsidiaries.

          CONSTRUCTION SERVICES -- This category consists of Chempower, Inc., Hunter Insulation, Inc., Global Power Company and its Global Erectors division, excluding Manufacturing Services.

          MANUFACTURING SERVICES -- This category consists of CPC and the Company's three divisions: Houston Products, Owens Precision Fabricators and Advanced Coil Industries.

RESULTS OF OPERATIONS

1995 COMPARED TO 1994

     Revenues for 1995 were at an all-time high of $78,684,000, an increase of $14,355,000 or 22.3% from 1994. This increase was primarily due to the inclusion of revenues from CPC, acquired by the Company in May, 1995 as discussed in Part I of Form 10-K.

     Selling, general and administrative expenses increased $1,845,000 during 1995 versus 1994. This increase was the result of the added operations of CPC and, to a lesser extent, the full year of operations of Owens Precision Fabricators and Global Power Company, both acquired in the first half of 1994.

     Interest income increased to $538,000 in 1995 from $432,000 in 1994 as a result of higher interest rates available on investments.

     Net income for 1995 was $2,247,000 or $.30 per share compared to $782,000 or $.11 per share in 1994. Net income increased to 2.9% of revenues compared to 1.2% in 1994.

  CONSTRUCTION SERVICES

     Construction Services revenues were $51,572,000 as compared to $53,718,000 in 1994. This decrease was attributable to the decline in the total number of projects available in the marketplace. Construction Services revenues represented 65.5% of total revenues in 1995 as compared to 83.5% of total revenues in 1994, primarily as a result of the increase in Manufacturing Services revenues.

     Cost of revenues represented 89.4% of revenues versus 92.5% in 1994. In 1994 the Company's cost of revenues included $3,314,000 relating to a cost overrun on one major contract.

     Operating income increased $766,000, rising to $1,640,000 in 1995. In 1994, the Company's operating income was impacted by a cost overrun on one major project. The Company experienced no such major cost overruns in 1995. However, the Company did experience lower margins in Construction Services during the year due to strong competition for a reduced number of jobs available in the marketplace. In addition, the Company incurred additional costs with the start-up of the Global Erectors division.

  MANUFACTURING SERVICES

     Manufacturing Services revenues more than doubled in 1995 to $27,112,000 as compared to $10,611,000 from 1994. This increase was primarily the result of the inclusion of operations from CPC and a full year of operations of Owens Precision Fabricators.

     Cost of revenues represented 76.0% of revenues versus 65.0% in 1994. This was due to the inclusion of CPC operations during the year. A majority of the products manufactured by CPC (i.e. electrical metal-clad switchgear and power distribution systems) offer a lower rate of margin as compared to the Company's other manufacturing operations.

     Operating income increased to $4,049,000 from $2,434,000 in 1994 as a result of the inclusion of CPC and the full year of Owens Precision Fabricators division.

RESULTS OF OPERATIONS

1994 COMPARED TO 1993

     Revenues for 1994 were $64,329,000, a decrease of 7.5% from $69,553,000 in 1993. This reduction was the result of a decrease in the Construction Services segment of the business.

     Selling, general and administrative costs increased $821,000 to $7,080,000 in 1994. These expenses increased relative to 1993 due to the acquisition of Owens Precision Fabricators and Global Power Company.

     Interest income increased to $432,000 in 1994 from $328,000 in 1993 as a result of higher interest rates available on investments.

     Net income for 1994 was $782,000 or $.11 per share compared to $1,802,000 or $.25 per share in 1993. Net income declined to 1.2% of revenues compared to 2.6% in 1993, primarily due to an increase in costs of Construction Services revenues.

  CONSTRUCTION SERVICES

     Construction Services revenues were $53,718,000, which is a 15.2% decrease from record revenues of $63,349,000 achieved in 1993. This decrease was primarily due to the absence of a major firm price project as compared to 1993. Construction Services revenues represented 83.5% of total revenues in 1994 as compared to 91.1% in 1993.

     Cost of revenues represented 92.5% of revenues versus 89.5% in 1994. This increase was the effect of a pretax loss of $3,314,000 resulting from a cost overrun on one major contract.

     Operating income decreased 75.3% from $3,537,000 in 1993 to $874,000 in 1994. This decrease was substantially the result of the cost overrun on the one major project.

  MANUFACTURING SERVICES

     Revenues from Manufacturing Services increased 71.0% to $10,611,000 from $6,204,000 in 1993. This rise was the result of an increased demand for pre-insulated panel systems manufactured by our Houston Products division and the addition of revenues earned by the Owens Precision Fabricators division. Manufacturing Services represented 16.5% of total revenues in 1994 as compared to 8.9% in 1993.

     Cost of revenues represented 65.0% of revenues in 1994 versus 61.8% in 1993. This increase was primarily the result of lower margins experienced by the Houston Products and Owens Precision Fabricators division in 1994.

     Operating income increased 34.4% to $2,434,000 in 1994 from $1,811,000 in 1993 as the result of the increase in Manufacturing Services revenues.

LIQUIDITY AND CAPITAL RESOURCES

     In 1995, the Company financed its working capital needs and acquisition of CPC with cash from operations. Also, gross capital expenditures during the year totaled $1,573,000 compared to $914,000 in 1994.

     Working capital (current assets less current liabilities) at December 31, 1995 increased to $27,141,000 from $25,432,000 at December 31, 1994. The ratio of current assets to current liabilities was 2.6 at the end of 1995 compared to
3.4 at the end of 1994. The Company currently has a $10,000,000 line of credit with First National Bank of Ohio. As of December 31, 1995, there were no outstanding amounts against the Company's credit facilities.

     The Company's current cash, funds available under its credit facility and future cash flow from operations should be sufficient to meet capital requirements and short-term working capital needs in 1996.

ACCOUNTING STANDARDS

     The Company follows the guidelines established by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employees' stock options. In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting and Disclosure of Stock-Based Compensation," which established an alternative method of expense recognition for stock-based compensation awards to employees based on fair values. The Company is currently evaluating the provisions of SFAS No. 123 and has not yet determined whether it will adopt the statement for expense recognition purposes.

EVENTS, TRANSACTIONS AND TRENDS

     The Company is experiencing a slow-down in Construction Services. This is primarily the result of the electric utilities delaying maintenance outages as the result of the impending deregulation in the electric power industry. The limited number of projects available in the marketplace has caused strong competition for lower profit margin work. The Company expects this slow-down to continue through the 1996 fiscal year and could have an adverse impact on Construction Services.

     The Company continues to experience increased workers' compensation costs in a number of the states in which the Company operates its Construction Services. The Company closely monitors these costs and adjusts its pricing accordingly. However, an inability to pass these increases on could have an adverse affect on the Company's Construction Services.

     The Company continues to look for opportunities to expand Manufacturing Services through the acquisition of additional businesses.

ITEM 8.  FINANCIAL STATEMENT AND SUPPLEMENTAL DATA.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
Chempower, Inc.
Akron, Ohio

     We have audited the accompanying consolidated balance sheets of Chempower, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chempower, Inc. and subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


                                            /s/ McGLADREY & PULLEN, LLP

                                            McGLADREY & PULLEN, LLP

Elkhart, Indiana
March 1, 1996

                                CHEMPOWER, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                                               YEAR ENDED DECEMBER 31,
                                                        1995            1994            1993
                                                     -----------     -----------     -----------
                                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE
                                                                        DATA)
REVENUES.........................................    $    78,684     $    64,329     $    69,553
COST OF REVENUES.................................         66,740          56,569          60,531
                                                     -----------     -----------     -----------
          GROSS PROFIT...........................         11,944           7,760           9,022
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.....          8,925           7,080           6,259
                                                     -----------     -----------     -----------
          OPERATING INCOME.......................          3,019             680           2,763
INTEREST INCOME..................................            538             432             328
                                                     -----------     -----------     -----------
          INCOME BEFORE INCOME TAXES.............          3,557           1,112           3,091
INCOME TAXES.....................................          1,310             330           1,289
                                                     -----------     -----------     -----------
          NET INCOME.............................    $     2,247     $       782     $     1,802
                                                      ==========      ==========      ==========
EARNINGS PER COMMON AND COMMON EQUIVALENT
  SHARE: ........................................    $       .30     $       .11     $       .25
                                                      ==========      ==========      ==========
WEIGHTED-AVERAGE NUMBER OF COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING..................      7,402,502       7,425,998       7,309,002
                                                      ==========      ==========      ==========

See Notes To Financial Statements

                                CHEMPOWER, INC.

                          CONSOLIDATED BALANCE SHEETS
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                                                        DECEMBER 31,
                                                                      1995         1994
                                                                    --------     --------
                                                                         (DOLLARS IN
                                                                         THOUSANDS)
                                    ASSETS
CURRENT ASSETS
     Cash and cash equivalents..................................    $ 11,603     $ 11,864
     Marketable securities......................................       1,084           --
     Trade receivables..........................................      22,022       18,895
     Contracts in progress......................................       4,608          925
     Inventories................................................       4,058        3,867
     Other current assets.......................................         385          471
                                                                    --------     --------
          Total current assets..................................      43,760       36,022
PROPERTY and EQUIPMENT, at depreciated cost.....................       6,865        6,527
INTANGIBLE ASSETS...............................................         623          596
OTHER ASSETS....................................................       3,322        1,037
                                                                    --------     --------
                                                                    $ 54,570     $ 44,182
                                                                    ========     ========
                  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Trade payables.............................................    $  4,688     $  3,125
     Contracts in progress......................................       1,465        1,120
     Payroll related accruals...................................       7,740        5,310
     Income taxes payable.......................................         330          243
     Other current liabilities..................................       2,396          792
                                                                    --------     --------
          Total current liabilities.............................      16,619       10,590
DEFERRED CREDIT, EXCESS OF ACQUIRED INTEREST OVER COST..........         986           --
COMMITMENTS
SHAREHOLDERS' EQUITY
     Common stock -- par value $.10 per share;
       Authorized -- 15,000,000 shares
       Issued -- 7,756,121 shares in 1995 and 7,412,571 shares
          in 1994...............................................         776          741
     Additional paid-in capital.................................      20,334       19,463
     Retained earnings..........................................      16,465       14,218
     Treasury stock, at cost, 191,008 shares in 1995 and 103,317
       shares in 1994...........................................        (610)        (410)
     Common stock subject to repurchase.........................          --         (420)
                                                                    --------     --------
          Total shareholders' equity............................      36,965       33,592
                                                                    --------     --------
                                                                    $ 54,570     $ 44,182
                                                                    ========     ========

See Notes To Financial Statements

                                CHEMPOWER, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                                                                                 COMMON
                                                     ADDITIONAL                                   STOCK
                                        COMMON        PAID-IN      RETAINED      TREASURY      SUBJECT TO
                                         STOCK        CAPITAL      EARNINGS        STOCK       REPURCHASE
                                       ---------     ---------     ---------     ---------     -----------
                                                             (DOLLARS IN THOUSANDS)
BALANCE, December 31, 1992.........     $   723       $18,904       $11,634       $    79        $    --
     Net Income....................          --            --         1,802            --             --
     Options exercised for 23,200
       shares of common stock......           3            49            --            --             --
     Agreement to repurchase common
       stock and options...........          --            --            --            --            820
     Purchase of 50,000 shares of
       common stock for the
       treasury....................          --            --            --           200           (200)
     Transfer of 11,852 shares from
       treasury to the Employee
       Stock Ownership Plan........          --            --            --           (40)            --
                                       ---------     ---------     ---------     ---------     -----------
BALANCE, December 31, 1993.........         726        18,953        13,436           239            620
     Net Income....................          --            --           782            --             --
     Options exercised for 56,250
       shares of common stock......           5           134            --            --             --
     Common stock issued in
       connection with purchase of
       new division................          10           365            --            --             --
     Purchase of 50,000 shares of
       common stock for the
       treasury....................          --            --            --           200           (200)
     Transfer of 11,035 shares from
       treasury to the Employee
       Stock Ownership Plan........          --            11            --           (29)            --
                                       ---------     ---------     ---------     ---------     -----------
BALANCE, December 31, 1994.........         741        19,463        14,218           410            420
     Net Income....................          --            --         2,247            --             --
     Options exercised for 343,550
       shares of common stock......          35           871            --            --             --
     Purchase of 87,691 shares of
       common stock for the
       treasury....................          --            --            --           200           (420)
                                       ---------     ---------     ---------     ---------     -----------
                                        $   776       $20,334       $16,465       $   610        $    --
                                       =========     =========     =========     =========     ===========

See Notes To Financial Statements

                                CHEMPOWER, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                                            YEAR ENDED DECEMBER 31,
                                                       1995          1994          1993
                                                     ---------     ---------     ---------
                                                            (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income.....................................    $   2,247     $     782     $   1,802
  Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization.............        1,007         1,168         1,056
       Other.....................................           --          (178)          (42)
       Change in assets and liabilities net of
          effects of business acquisitions:
          Decrease (increase):
            Trade receivables....................        2,053          (676)       (1,379)
            Contracts in progress................        1,815          (925)          978
            Inventories and other................        1,353          (979)          150
          Increase (decrease):
            Trade payables.......................       (2,019)          941          (120)
            Contracts in progress................       (1,801)          412           708
            Accrued expenses and other...........        2,339         1,227         1,637
                                                     ---------     ---------     ---------
                 Net cash provided by operating
                    activities...................        6,994         1,772         4,790
                                                     ---------     ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of marketable securities..............       (1,084)           --            --
  Proceeds from sale of short-term investments...           --            --         3,267
  Purchase of property and equipment.............       (1,573)         (914)         (809)
  Business acquisitions..........................       (4,796)       (2,376)           --
  Other..........................................         (508)          326           (10)
                                                     ---------     ---------     ---------
                 Net cash provided by (required
                    for) investing activities....       (7,961)       (2,964)        2,448
                                                     ---------     ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock.........          906           139            52
  Purchase of treasury stock.....................         (200)         (200)         (200)
                                                     ---------     ---------     ---------
                 Net cash provided by (required
                    for) financing activities....          706           (61)         (148)
                                                     ---------     ---------     ---------
                 Increase (decrease) in cash and
                    cash equivalents.............         (261)       (1,253)        7,090
CASH AND CASH EQUIVALENTS at beginning of year...       11,864        13,117         6,027
                                                     ---------     ---------     ---------
CASH AND CASH EQUIVALENTS at end of year.........    $  11,603     $  11,864     $  13,117
                                                     =========     =========     =========

See Notes To Financial Statements

                                CHEMPOWER, INC.

                         NOTES TO FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
NOTE 1. NATURE OF BUSINESS, USE OF ESTIMATES AND SIGNIFICANT ACCOUNTING POLICIES

  Nature of business:

     The Company's Construction Services segment provides contracting and material distribution primarily to industrial customers. The Manufacturing Services segment manufactures and fabricates products for a variety of industrial customers. The Company provides its services and products to customers throughout the United States, generally on terms of 30 days.

  Use of estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

  Significant accounting policies:

     Principles of consolidation:

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Hunter Insulation, Inc., Global Power Company, Southwick Corp. and Brookfield Corp. In 1995 Southwick Corp. and Brookfield Corp. were formed for the purpose of acquiring all the partnership interests of Controlled Power Limited Partnership. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Cash and cash equivalents:

     The Company has cash on deposit with financial institutions which, at times, may be in excess of FDIC insurance limits. The Company considers all highly liquid investments with an original maturity of ninety days or less when purchased to be cash equivalents. Cash equivalents consist primarily of money market funds.

     Marketable securities:

     The Company has classified all investment securities as available-for-sale. At December 31, 1995, the fair market value of marketable securities approximated their carrying cost.

     Revenue and cost recognition:

     Revenues from fixed-price construction contracts are recognized on the percentage-of-completion method, measured by the percentage of contract costs incurred to date to estimated total contract costs for each contract. This method is used because management considers expended costs to be the best available measure of progress on these contracts. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability are recognized in the period in which the revisions are determined. An amount equal to contract costs attributable to claims is included in revenue when realization is probable and the amount can be reliably estimated. A portion of contract revenue relates to time and material contracts. These contracts are generally billed weekly for work performed and are treated as completed contracts at each billing.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

     Inventories:

     Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consist of asbestos abatement supplies, specialized products, and insulation materials purchased for resale.

     Depreciation and Amortization:

     Depreciation of property and equipment is computed by the straight-line method over the estimated useful lives. Generally, useful lives are 20-39 years for buildings and leasehold improvements, 3-10 years for machinery and equipment and 5-7 years for transportation equipment and furniture and fixtures.

     Amortization of intangible assets is being computed by the straight-line method using periods of 30-40 years. Amortization of the fair value of the partnership over the purchase price (negative goodwill) is amortized over a period of 3 years.

     Earnings per Common and Common Equivalent Share:

     Earnings per common and common equivalent share have been computed based on the weighted-average number of shares and common equivalent shares outstanding. For purposes of this computation, stock options are common equivalent shares.

NOTE 2. CONTRACTS IN PROGRESS AND TRADE RECEIVABLES

     Comparative information with respect to fixed-price contracts in progress at December 31, 1995 and 1994, is as follows:

                                                                  1995           1994
                                                                --------       --------
                                                                (DOLLARS IN THOUSANDS)
        Costs incurred on uncompleted contracts.............    $ 68,335       $ 19,559
        Estimated earnings..................................       5,906          2,092
        Estimated losses....................................          --         (3,314)
                                                                --------       --------
                                                                  74,241         18,337
        Less billings to date...............................      71,098         18,532
                                                                --------       --------
                                                                $  3,143       $   (195)
                                                                ========       ========
        Included in the accompanying balance sheets under
          Contracts in Progress:
             Costs and estimated earnings in excess of
               related billings on uncompleted contracts....    $  4,608       $    925
             Billings in excess of related costs and
               estimated earnings on uncompleted contracts
               and provision for estimated losses on
               contracts....................................    $ (1,465)      $ (1,120)
                                                                --------       --------
                                                                $  3,143       $   (195)
                                                                ========       ========

     As part of the Company's percentage-of-completion method, the Company evaluates the completion of its contracts in progress and projects the estimated costs to complete each contract. It is common in the industry to experience differences between estimated costs and actual costs incurred upon completion of the contracts and to be reimbursed for additional costs incurred.

     Trade receivables include amounts aggregating $1,344,000 and $920,000 at December 31, 1995 and 1994, respectively, billed under the retainage provisions of construction contracts. Based on the Company's experience with similar contracts, the balances are expected to be collected in the subsequent fiscal year. Included in other assets at December 31, 1995 is a retainage of $1,881,000

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

which the Company does not expect to be collected within the year. Trade receivables in the accompanying balance sheets at December 31, 1995 and 1994 are stated net of an allowance for doubtful accounts of $529,000 and $79,000 respectively.

NOTE 3. PROPERTY AND EQUIPMENT

     The composition of property and equipment, stated at cost, at December 31, 1995 and 1994 is as follows:

                                                      1995        1994
                                                     -------     -------
                                                         (DOLLARS IN
                                                         THOUSANDS)
Land.............................................    $   263     $   259
Buildings........................................      2,115       1,911
Leasehold improvements...........................        553         473
Machinery........................................      7,940       7,034
Transportation equipment.........................      1,876       1,788
Furniture and fixtures...........................        891         952
                                                     -------     -------
                                                      13,638      12,417
Less accumulated depreciation....................      6,773       5,890
                                                     -------     -------
                                                     $ 6,865     $ 6,527
                                                      ======      ======

NOTE 4. BORROWING CAPACITY

     The terms of an unsecured line of credit agreement with a bank permit the Company to borrow a maximum of $10,000,000, none of which was outstanding at December 31, 1995. Any borrowings under this agreement, which expires in May 1996 and bears interest at the Eurodollar rate (5.7% at December 31, 1995) plus 1%.

NOTE 5. INCOME TAX MATTERS

     Deferred taxes are provided on a liability method whereby deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

     The composition of the deferred tax assets and liabilities, which are included in income taxes payable, at December 31, 1995 and 1994 is as follows:

                                                      1995        1994
                                                     -------     ------
                                                        (DOLLARS IN
                                                         THOUSANDS)
Gross deferred tax assets:
  Bad debt allowance.............................        217         32
  Accrued expenses...............................      1,148        157
  Other..........................................         11         20
                                                     -------     ------
                                                       1,376        209
                                                     -------     ------
Gross deferred tax liabilities:
  Depreciation...................................    $  (518)    $ (452)
  Partnership basis differences..................       (669)        --
                                                     -------     ------
                                                      (1,187)      (452)
                                                     -------     ------
          Net deferred tax assets
            (liabilities)........................    $   189     $ (243)
                                                      ======     ======

     Federal and state income tax expense for the years ended December 31, 1995, 1994 and 1993 consists of the following:

                                             1995        1994        1993
                                            -------     -------     -------
                                                (DOLLARS IN THOUSANDS)
Current:
  Federal...............................    $ 1,442     $   409     $   933
  State.................................        300          98         311
                                            -------     -------     -------
                                              1,742         507       1,244
                                            -------     -------     -------
Deferred:
  Federal...............................       (357)       (147)         34
  State.................................        (75)        (30)         11
                                            -------     -------     -------
                                               (432)       (177)         45
                                            -------     -------     -------
                                            $ 1,310     $   330     $ 1,289
                                             ======      ======      ======

     A reconciliation of the effective income tax rate with the statutory federal income tax rate for the years ended December 31, 1995, 1994 and 1993 is as follows:

                                              1995         1994       1993
                                            --------     --------     -----
Tax at statutory rate...................       34.0%        34.0%      34.0%
State income taxes, net of federal tax
  benefit...............................        7.0          8.5        8.5
Non-taxable interest income.............       (4.2)       (12.8)      (2.7)
Other...................................         --           --        1.9
                                            --------     --------     -----
                                               36.8%        29.7%      41.7%
                                            ========     ========     =====

NOTE 6. EMPLOYEE BENEFIT PLANS

     The Company makes contributions along with many other employers to defined-contribution union-sponsored pension plans. At December 31, 1995, approximately 65% of the Company's employees were covered by these plans. The Employee Retirement Income Security Act of 1974, as amended in 1980, imposes certain liabilities upon employers who are contributors to a multi-employer pension plan in the event of such employers' withdrawal from, or upon a termination of

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

such a plan. The share of the plans' unfunded vested liabilities allocable to the Company, and for which it may be contingently liable, is not ascertainable at this time.

     The Company's contributions to union-sponsored employee benefit plans which are based on varying rates for the hours worked by the employees, including the pension plans mentioned above, totaled approximately $7,098,000, $6,448,000, and $8,112,000 for the years ended December 31, 1995, 1994, and 1993, respectively.

     The Company has a qualified Employee Stock Ownership Plan for non-union employees under which shares of common stock are allocated to participant employees on an annual basis, based on a determination of the Board of Directors. The total expense for contributions to the plan for each of the years ended December 31, 1994 and 1993 was $40,000. No contribution was made for the year ended December 31, 1995.

     During the year ended December 31, 1994, the Company adopted a qualified profit-sharing plan, more commonly known as a 401(k) plan, for non-union employees. The plan provides for matching contributions by the Company as defined in the agreement and in addition, provides for discretionary contributions annually as determined by the Board of Directors.

     Prior to the acquisition of Controlled Power Limited Partnership, the partnership had an active defined-benefit pension plan which covered substantially all of its employees. In connection with the acquisition, the Company curtailed the benefits of the plan and accrued a termination liability for the unfunded amount of the plan. In 1996, the Company intends to complete the termination of the plan by allowing employees to transfer benefits to existing retirement plans or purchasing annuities to completely settle the obligations.

NOTE 7. COMPENSATION PLANS AND AGREEMENTS

     The Company maintains a 1991 Incentive/Non-qualified Stock Option Plan. The Company has reserved a total of 600,000 shares for issuance to the plan. All options are granted at the fair market value of the stock on the date of grant. Through December 31, 1995, 596,000 options had been granted at prices of $2.88 to $3.88 per share and become exercisable at various dates through December 1997. The Company also maintained a 1989 Stock Option Plan which expired during the year ended December 31, 1995.

     A summary of the stock option plans are as follows:

                                            1995        1994        1993
                                          --------     -------     -------
Outstanding, beginning of year..........   820,550     855,800     752,000
  Granted...............................   163,000      31,000     127,000
  Cancelled during the year.............   (60,000)    (10,000)         --
  Exercised during the year.............  (343,550)    (56,250)    (23,200)
                                          --------     -------     -------
Outstanding, end of year................   580,000     820,550     855,800
                                          =========    ========    ========

     At December 31, 1995, there were 285,000 exercisable options outstanding, and 4,000 shares available for future grants.

     The Company follows the guidelines established by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employees' stock options. In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting and Disclosure of Stock-Based Compensation," which established an alternative method of expense recognition for stock-based compensation awards to employees based on fair values. The Company is currently evaluating the provisions of SFAS No. 123 and has not yet determined whether it will adopt the statement for expense recognition purposes.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

NOTE 8. BUSINESS ACQUISITIONS

     In May, 1995, the Company acquired all the partnership units of Controlled Power Limited Partnership, an Illinois partnership, specializing in designing, manufacturing, and selling electrical metal-clad switchgear, power distribution systems, and bus duct systems. The total purchase price was $5,400,000. The excess of the fair value of net assets over acquisition cost (negative goodwill) is being amortized over 3 years by the straight-line method.

     In April, 1994, certain assets of Global Power Company were purchased. Pursuant to the terms of the acquisition agreement, the Company made a cash payment of $1,718,000 to the seller at closing. The assets purchased consisted primarily of real estate, inventories, and equipment used in the insulation contracting services and products fabrication businesses.

     In March, 1994, the Company acquired for cash and common stock, the assets of Owens Precision Fabricators, a Nevada corporation, specializing in the fabrication of metal products and components. The total acquisition cost of this division was $1,097,000. The excess of the total acquisition cost over the fair value of the net assets acquired of approximately $250,000 is being amortized over 40 years by the straight-line method.

     These acquisitions have been accounted for as purchases. Results of operations since the acquisition dates are included in the consolidated financial statements.

     Unaudited pro forma consolidated results of operations for the years ended December 31, 1995 and 1994 as though Controlled Power Limited Partnership had been acquired as of January 1, 1994 are as follows: (Dollars in thousands, except per share data)

                                        1995         1994
                                       -------     --------
Sales................................  $86,026     $104,829
Net income (loss)....................    2,155       (3,797)
Earnings (loss) per common and common
  equivalent share...................     0.29        (0.51)

     The above amounts reflect adjustments to eliminate historical depreciation and amortization expense on long-term assets acquired, for interest expense on the prior partnership units which were converted to equity, and to provide an income tax benefit for the pro forma loss.

NOTE 9. CASH FLOWS INFORMATION

     Cash payments for income taxes, net of refunds, for the years ended December 31, 1995, 1994, and 1993 were $1,163,000, $1,812,000, and $442,000, respectively.

     The changes in assets and liabilities are stated net of the effects of the business acquisitions and the business acquisitions are stated net of cash acquired.

     Supplemental disclosures of non-cash investing and financing activities during the year ended December 31, 1993 was the agreement to repurchase common stock and options for $820,000. During 1995, the Company entered into a mutual release and settlement agreement relating to this prior agreement, resulting in a $220,000 forgiveness of debt.

NOTE 10. COMMITMENTS AND RELATED PARTY TRANSACTIONS

     The Company self-insures for workman's compensation in certain states. Provisions for losses under these programs are recorded based upon the Company's estimates of the aggregate liability for claims incurred. The Company was required in one state to fund an interest bearing deposit of $1.4 million, which has been included in other assets.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

     The Company leases certain of its facilities from affiliated parties under agreements which expire on December 31, 1997 and leases a warehouse and manufacturing facility under a noncancellable agreement which expires on August 31, 1998. These leases require annual rentals of $480,000 plus the payment of operating expenses. The total minimum rental commitment at December 31, 1995 under the leases is $1,069,000, which is due as follows: 1996 $483,000; 1997 $480,000; and 1998 $106,000.

     The total rental expense for the years ended December 31, 1995, 1994 and 1993 was $475,000, $453,000 and $304,000, respectively, of which $321,000,
$299,000 and $304,000 respectively, was paid to affiliates.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

NOTE 11. SEGMENT INFORMATION AND MAJOR CUSTOMERS

     The Company operates in two segments: (1) Construction Services, and (2) Manufacturing Services. During the year ended December 31, 1995, the Company changed the definition of its business segments to reflect its recent acquisitions and future focus towards Manufacturing Services. Amounts for 1994 and 1993 have been restated to be consistent with those reported in 1995. The following is a summary of selected data for these business segments: (Dollars in thousands)

                                 CONSTRUCTION  MANUFACTURING
                                   SERVICES      SERVICES     CORPORATE  ELIMINATIONS   TOTAL
                                 ------------  -------------  ---------  ------------  --------
1995 --
Revenues from unaffiliated
  entities.......................   $ 51,572      $27,112      $    --     $     --    $78,684
Inter-segment revenues...........      1,279        1,526           --       (2,805)        --
                                 ------------  -------------  ---------  ------------  --------
          Total revenues.........   $ 52,851      $28,638      $    --     $ (2,805)   $78,684
                                 ============  ============== ========== ============  ========
Operating income (loss)..........   $  1,640      $ 4,049      $(2,670)    $     --    $ 3,019
Total assets.....................     21,206       18,752       14,612           --     54,570
Capital expenditures.............        331        1,180           62           --      1,573
Depreciation and amortization....        900           90           17           --      1,007
1994 --
Revenues from unaffiliated
  entities.......................   $ 53,718      $10,611      $    --     $     --    $64,329
Inter-segment revenues...........         14        1,628           --       (1,642)        --
                                 ------------  -------------  ---------  ------------  --------
          Total revenues.........   $ 53,732      $12,239      $    --     $ (1,642)   $64,329
                                 ============  ============== ========== ============  ========
Operating income (loss)..........   $    874      $ 2,434      $(2,628)    $     --    $   680
Total assets.....................     22,014        8,318       13,850           --     44,182
Capital expenditures.............        711          152           51           --        914
Depreciation and amortization....        913          224           31           --      1,168
1993 --
Revenues from unaffiliated
  entities.......................   $ 63,349      $ 6,204      $    --     $     --    $69,553
Inter-segment revenues...........         77          664           --         (741)        --
                                 ------------  -------------  ---------  ------------  --------
          Total revenues.........   $ 63,426      $ 6,868      $    --     $   (741)   $69,553
                                 ============  ============== ========== ============  ========
Operating income (loss)..........   $  3,537      $ 1,811      $(2,585)    $     --    $ 2,763
Total assets.....................     20,780        4,511       15,205           --     40,496
Capital expenditures.............        312          404           93           --        809
Depreciation and amortization....        822          208           26           --      1,056


  Major Customers:

     The Company had no major customers (those that account for more than 10% of revenues) during 1995. During 1994, the Company had two major customers. One of these customers accounted for 16.3% of the Company's 1994 revenues, while the other accounted for 13.7% of 1994 revenues. For 1993, four customers accounted for 20.5%, 15.6%, 13.2% and 12.2% of total revenues for that year.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

     The trade receivable balance associated with the major customers mentioned above, as of December 31, 1994 and 1993, totaled approximately $4,300,000 and $9,800,000, respectively.

NOTE 12. SELECTED UNAUDITED QUARTERLY INFORMATION

     Presented below is certain selected unaudited quarterly financial information for 1995, 1994 and 1993: (Dollars in thousands, except per share data)

                                                       QUARTER ENDED
                                     -------------------------------------------------
                                     MARCH 31      JUNE 30      SEPT. 30      DEC. 31
                                     ---------     --------     ---------     --------
1995 --
Revenues.........................     $19,039      $20,227       $16,430      $22,988
Gross Profit.....................       2,351        4,275         2,532        2,786
Net income.......................         262        1,034           308          643
Earnings per share...............     $   .04      $   .14       $   .04      $   .08
1994 --
Revenues.........................     $ 9,279      $18,572       $13,331      $23,147
Gross Profit.....................       1,485        3,262         2,068          945
Net income.......................          49          877           237         (382)
Earnings per share...............     $   .01      $   .12       $   .03      $  (.05)*

- ---------------

*Includes a loss, net of tax, of $1.9 million ($.26 per share) resulting from a cost overrun on a major contract.

          REPORT OF INDEPENDENT ACCOUNTANTS ON SUPPLEMENTAL SCHEDULES

To the Board of Directors
Chempower, Inc.
Akron, Ohio

Our audit of the Consolidated Financial Statements of Chempower, Inc. and subsidiaries included Schedule II contained herein, for each of the three years in the period ended December 31, 1995. Such schedule is presented for purposes of complying with the Security and Exchange Commission's rule and is not a required part of the basic consolidated financial statements. In our opinion, such schedule presents fairly the information set forth therein, in conformity with generally accepted accounting principles.

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (File No. 33-89944) and in the related Prospectus of our report, dated March 1, 1996, with respect to the consolidated financial statements and schedule of Chempower, Inc. and subsidiaries included in this Annual Report on Form 10-K for the year then ended.



                                            /s/ McGLADREY & PULLEN, LLP

                                            McGLADREY & PULLEN, LLP



Elkhart, Indiana
March 1, 1996

                                CHEMPOWER, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                             (DOLLARS IN THOUSANDS)

                                                    BALANCE AT    CHARGED     DEDUCTIONS   BALANCE AT
                                                    BEGINNING        TO          FROM         END
                   DESCRIPTION                      OF PERIOD    OPERATIONS   RESERVES*    OF PERIOD
- --------------------------------------------------  ----------   ----------   ----------   ----------
Allowance for doubtful accounts -- deducted from
  trade receivables in the balance sheets:
1995..............................................     $ 79         $496**       $112         $529
                                                    =========    =========    =========    =========
1994..............................................     $ 79         $ 80         $ 80         $ 79
                                                    =========    =========    =========    =========
1993..............................................     $ 63         $  5         $(11)        $ 79
                                                    =========    =========    =========    =========

- ---------------

 * Write-off of bad debts, less recoveries.

** Includes $472,000 opening reserve from the acquisition of Controlled Power
   Limited Partnership.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this item, in addition to that set forth above in Part I under the Caption "EXECUTIVE OFFICERS OF THE REGISTRANT," is set forth in the section entitled "NOMINEES TO BE ELECTED AS DIRECTORS" contained in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission ("the Proxy Statement") in connection with the Company's 1996 Annual Meeting of Shareholders, and such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     Incorporated by reference is the information appearing under the caption "EXECUTIVE COMPENSATION" contained in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Incorporated by reference is the information appearing under the captions "COMMON STOCK OWNERSHIP OF PRINCIPAL HOLDERS AND MANAGEMENT" and "NOMINEES TO BE ELECTED AS DIRECTORS" contained in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Incorporated by reference is the information appearing under the caption "TRANSACTIONS AND OTHER ARRANGEMENTS WITH MANAGEMENT" contained in the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(A) 1 -- FINANCIAL STATEMENTS

     The following financial statements are submitted herewith:

          Report of Independent Accountants.

          Statements of Income, years ended December 31, 1995, 1994 and 1993.

          Balance Sheets, December 31, 1995 and 1994.

          Statements of Shareholders' Equity, years ended December 31, 1995, 1994 and 1993.

          Statements of Cash Flows, years ended December 31, 1995, 1994 and
          1993.

          Notes to Financial Statements.

(A) 2 -- FINANCIAL STATEMENT SCHEDULES

     The following financial information is submitted herewith:

     Schedules:  II --  Valuation and Qualifying Accounts

     All other schedules have been omitted as they are not required or the required information is set forth in the financial statements and the related notes.

(A) 3 -- EXHIBITS

  EXHIBIT                                        EXHIBIT
  NUMBER                                       DESCRIPTION
  ------     --------------------------------------------------------------------------------
    2.1      Asset Purchase and Sale Agreement, dated March 11, 1994, between the Company and
             Owens Precision Fabricators (incorporated by reference to Exhibit 2.1 to the
             Company's Form 8-K, dated April 19, 1994)
    2.2      Asset Purchase and Sale Agreement, dated April 18, 1994, between the Company and
             Global Power Company (incorporated by reference to Exhibit 2.2 to the Company's
             Form 8-K, dated April 19, 1994)
    2.3      Partnership Unit Purchase and Sale Agreement, dated as of April 13, 1995 among
             Canton Power Corporation, Henry Crown and Company, and The Second Venture
             ("Sellers") and Southwick Corp. and Brookfield Corp. ("Buyers") (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K, dated May 3, 1995)
    3.1      Second Amended and Restated Articles of Incorporation, dated May 4, 1989
             (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form
             10-K for the year ended December 31, 1994)
    3.2      Amended and Restated Code of Regulations, dated March 1, 1989 (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the
             year ended December 31, 1994)
   10.1      1991 Incentive/Non-Qualified Stock Option Plan, dated January 25, 1991, with form of stock option agreement attached (incorporated by reference to Exhibit
             10.2 to the Company's Annual Report on Form 10-K for the year ended December 31,
             1994)
   10.2      Lease, dated January 1, 1995 between the Company and Holiday Properties, relating to 807 East Turkeyfoot Lake Road (incorporated by reference to Exhibit
             10.3 to the Company's Annual Report on Form 10-K for the year ended December 31,
             1994)
   10.3      Lease, dated January 1, 1995 between the Company and Holiday Properties, relating to 3600 Cardiff Avenue (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994)
   10.4      Lease, dated January 1, 1995 between the Company and Holiday Properties, relating to 6050 West Virginia State Route 34 (incorporated by reference to
             Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended
             December 31, 1994)
   10.5*     Business Loan Agreement and Promissory Note, as Amended, September 7, 1995,
             relating to the Company's Line of Credit Facility with First National Bank of
             Ohio.
   10.6      Mutual Release and Settlement Agreement, dated January 17, 1995, between the
             Company and William C. Turner (incorporated by reference to Exhibit 10.8 to the
             Company's Annual Report on Form 10-K for the year ended December 31, 1994)
   23.0*     Consent of McGladrey & Pullen, LLP (set forth on page 25 of this Annual Report on Form 10-K)
   27.1*     Financial Data Schedule

*Previously unfiled exhibits.

(B) -- REPORT ON FORM 8-K

     During the fourth quarter of fiscal 1995, the Company filed Amendment No. 2, dated November 10, 1995, with respect to a Current Report on Form 8-K filed during the second quarter of 1995.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED:

                                               Chempower, Inc.
                                               Registrant

                                               By  /S/  TOOMAS J. KUKK
                                                   ---------------------------
                                                        Toomas J. Kukk
                                                        Chairman of the Board,
                                                        President and Chief
                                                        Executive Officer

Dated: March 27, 1996

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED:

             SIGNATURE                                  TITLE                         DATE
- -----------------------------------     -------------------------------------    ---------------

 /s/  TOOMAS J. KUKK                    Chairman of the Board, President,         March 27, 1996
- -----------------------------------     Chief Executive Officer (Principal
       Toomas J. Kukk                   Executive Officer) and Director


 /s/  ROBERT E. ROHR                    Vice President-Finance,                   March 27, 1996
- -----------------------------------     Treasurer (Principal Accounting
      Robert E. Rohr                    and Financial Officer) and Director


 /s/  ERNEST M. ROCHESTER               Vice Chairman, Secretary                  March 27, 1996
- -----------------------------------     and Director
      Ernest M. Rochester


 /s/  NORMAN E. JACKSON                 Director                                  March 27, 1996
- -----------------------------------
      Norman E. Jackson


 /s/  EDWARD G. KEMP                    Director                                  March 27, 1996
- -----------------------------------
      Edward G. Kemp


                                 EXHIBIT INDEX

                                                                               PAGINATION BY
EXHIBIT                                 EXHIBIT                                  SEQUENTIAL
NUMBER                                DESCRIPTION                             NUMBERING SYSTEM
- ------   -------------------------------------------------------------------------------------
 10.5    Business Loan Agreement and Promissory Note, as Amended September 7,
         1995, relating to the Company's Line of Credit Facility with First
         National Bank of Ohio
 23.0    Consent of McGladrey and Pullen, LLP (set forth on page 25 of this
         Annual Report on Form 10-K)
 27.1    Financial Data Schedule