Form 10-Q
period 1996-03-31
CHEMPOWER INC
filed 1996-05-15
CIK 847595

                                  FORM 10-Q/A

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


  (Mark One)

   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended            March 31, 1996
                                  ----------------------------------------

   [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
   For the transition period from                   to
                                  -----------------    --------------------

   Commission file number   0-17575
                          ------------

                               CHEMPOWER, INC.
    -------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


                  OHIO                                 34-1481970
    -------------------------------            ---------------------------
    (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                 Identification No.)


    807 EAST TURKEYFOOT LAKE ROAD, AKRON, OHIO          44319
    --------------------------------------------------------------------------
    (Address of principal executive offices)          (Zip Code)

    Registrant's telephone number, including area code:    (330) 896-4202
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
                                 Yes  x    No
                                     ---      ---

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                  Class                       Outstanding May 1, 1996
    --------------------------------      ------------------------------------

      Common Stock, $.10 Par Value                7,565,113 shares

                                CHEMPOWER, INC.
                                     INDEX



     PART I. FINANCIAL INFORMATION                              Page Number
     -----------------------------                              -----------
     Item 1.     Financial Statements

                 Condensed balance sheets--March 31, 1996
                 and December 31, 1995.........................         3

                 Condensed statements of income--Three
                 months ended March 31, 1996 and 1995.                  4

                 Condensed statements of cash flows--three
                 months ended March 31, 1996 and 1995......             5

                 Notes to condensed financial statements--
                 March 31, 1996............................            6-7


     Item 2.     Management's Discussion and Analysis
                 of Financial Condition and Results of
                 operations....................................        8-9



     PART II.  OTHER INFORMATION
     ---------------------------


     Item 6.     Exhibits and Reports on Form 8-K..............        10


     SIGNATURES................................................        11

PART I. FINANCIAL INFORMATION
- -----------------------------

CHEMPOWER, INC.

CONDENSED BALANCE SHEETS

                                                          March 31        December 31
                                                            1996             1995
                                                        ------------     ------------
                                                         (Unaudited)
ASSETS                                                    (Dollars in thousands)
CURRENT ASSETS
    Cash and cash equivalents                           $     12,745        $  11,603
    Marketable securities                                      2,561            1,084
    Trade receivables, less allowances                        15,549           22,022
    Contracts in progress                                      4,743            4,608
    Inventories                                                4,509            4,058
    Other current assets                                       1,378              385
                                                        ------------     ------------
          TOTAL CURRENT ASSETS                                41,485           43,760
PROPERTY, PLANT &.EQUIPMENT, at cost                          14,247           13,638
    Less: accumulated depreciation                             7,092            6,773
                                                        ------------     ------------
          NET PROPERTY, PLANT & EQUIPMENT                      7,155            6,865
INTANGIBLE ASSETS                                                614              623
OTHER ASSETS                                                   3,281            3,322
                                                        ------------     ------------
                                                        $     52,535     $     54,570
                                                        ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Trade payables                                      $      4,687     $      4,688
    Contracts in progress                                      1,173            1,465
    Payroll related accruals                                   6,619            7,740
    Other current liabilities                                  2,040            2,726
                                                        ------------     ------------
          TOTAL CURRENT LIABILITIES                           14,519           16,619
DEFERRED CREDIT, EXCESS OF ACQUIRED INTEREST OVER COST           853              986
SHAREHOLDERS' EQUITY
    Common stock--par value $.IO per share:
      Authorized--15,000,000 shares
      Issued--7,756,121 shares at March 31
        and December 31                                          776              776
    Additional paid-in capital                                20,334           20,334
    Retained earnings                                         16,663           16,465
    Treasury stock, at cost, 191,008 shares
        at March 31 and December 31                             (610)            (610)
                                                        ------------     ------------
          TOTAL SHAREHOLDERS' EQUITY                          37,163           36,965
                                                        ------------     ------------
                                                        $     52,535     $     54,570
                                                        ============     ============

See Notes To Condensed Financial Statements

 CHEMPOWER, INC.

 CONDENSED STATEMENTS OF INCOME (UNAUDITED)


                                         Three Months Ended
                                             March 31
                                        --------------------
                                          1996        1995
                                        --------    --------
                                       (Dollars in thousands,
                                         except share data)
 Revenues.........................      $ 16,990    $ 19,039

 Cost of revenues.................        14,735      16,688
                                        --------    --------

      Gross profit................         2,255       2,351

 Selling, general and adminis-
   trative expenses...............         2,186       2,084
                                        --------    --------

      Operating income............            69         267

 Financial income.................           128         136
                                        --------    --------

      Income before taxes.........           197         403

 Income taxes.....................            (1)        141
                                        --------    --------
      Net income..................      $    198    $    262
                                        ========    ========
 Net income per Common Share......          $.03        $.04
                                        ========    ========
 Weighted average number
   of shares outstanding..........     7,643,152   7,378,986
                                       =========   =========



 See Notes to Condensed Financial Statements

CHEMPOWER, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                          Three Months Ended
                                                                               March 31
                                                                        ----------------------
                                                                          1996          1995
                                                                        ---------    ---------
                                                                        (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES............................        $   1,751    $   2,618
                                                                        ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of property, plant and equipment.................             (609)        (204)
                                                                        ---------    ---------
            Net cash used for investing activities..............             (609)        (204)
                                                                        ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
      Purchase of treasury stock................................             --           (200)
                                                                        ---------    ---------
             Net cash used for financing activities.............             --           (200)
                                                                        ---------    ---------

             Net increase in cash and cash equivalents..........            1,142        2,214

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...............           11,603       11,864
                                                                        ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .....................        $  12,745    $  14,078
                                                                        =========    =========

SUPPLEMENTAL CASH FLOW DISCLOSURE
      Income taxes paid (net of refunds)........................        $     705    $      93
                                                                        =========    =========


See Notes To Condensed Financial Statements

      CHEMPOWER, INC.

      NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

      March 31, 1996

      NOTE A--BASIS OF PRESENTATION

      The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the entire year of 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report and Form 10-K as of December 31, 1995.

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

      Pro forma consolidated information assuming ownership of CPC as of January 1, 1995 is as follows:

                                  Three Months Ended
                                       March 31
                                   1996         1995
                                  -------      -------
                                 (Dollars in thousands,
                                 except per share data)
     Revenues.................    $16,990      $25,435
     Net Income (Loss)........        198       (1,575)
     Net Income (Loss)
        per Common Share......    $   .03      $  (.21)

     The pro forma information does not purport to be indicative of results which would actually have been obtained if the combination had been in effect for the periods indicated or which may be obtained in the future.

      CHEMPOWER, INC.

      March 31, 1996


      NOTE C--CONTRACTS IN PROGRESS

      Comparative information for fixed-price contracts in progress at March 31, 1996 and December 31, 1995 is as follows:

                                                    March 31      December 31
                                                     1996             1995
                                                ---------------   -------------
                                                    (Dollars in thousands)
      Costs incurred on
        uncompleted contracts.................. $        61,673   $      68,335
      Estimated earnings.......................           4,066           5,906
                                                ---------------   -------------
                                                         65,739          74,241
      Less billings to date                              62,169          71,098
                                                ---------------   -------------
                                                $         3,570   $       3,143
                                                ===============   =============
      Included in the accompanying
      balance sheets under contracts
      in progress:

      Costs and estimated earnings in
        excess of related billings on
        uncompleted contracts.................. $         4,743   $       4,608

      Billings in excess of related
        costs and estimated earnings
        on uncompleted contracts and
        provision for estimated losses
        on contracts...........................          (1,173)          1,465
                                                ---------------   -------------
                                                $         3,570   $       3,143
                                                ===============   =============

    March 31, 1996 amounts include the operations of CPC. Costs incurred on uncompleted contracts, estimated earnings, and billings to date for CPC at March 31, 1996 were $61,146, $3,928, and $61,802, respectively.


    NOTE D--CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments with an original maturity of 90 days or less when purchased to be cash equivalents. Cash equivalents consist primarily of money market funds.


    NOTE E--MARKETABLE SECURITIES

    The Company has classified all investment securities as available-for-sale. At March 31, 1996, the fair market value of marketable securities approximated their carrying cost.


    NOTE F--NET INCOME PER COMMON SHARE

    The net income per common share amounts have been computed by dividing net income by the weighted average number of shares (common and common equivalent) outstanding. For purposes of this computation, stock options are common equivalent shares.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The discussion of Results of Operations are grouped as follows:
        CONSOLIDATED --- Represents consolidated data of Chempower, Inc. and subsidiaries.
        CONSTRUCTION SERVICES --- This category consists of Chempower, Inc., Global Power Company and its Global Erectors division, excluding Manufacturing Services.
        MANUFACTURING SERVICES --- This category consists of CPC and the Company's three divisions: Houston Products, Owens Precision Fabricators and Advanced Coil Industries.

RESULTS OF OPERATIONS
CURRENT THREE MONTHS COMPARED TO THE SAME PERIOD LAST YEAR.

        Revenues for the thirteen week period ended March 31, 1996 were $16,990,000 a decrease from $19,039,000 or 10.8% from 1995. This decrease was attributable to the decline in the number of projects available in the Construction Services marketplace.

        Selling, general and administrative expenses increased 4.9% to $2,186,000 for the first quarter of 1996 as compared to $2,084,000 during the same period of 1995. This increase was due to the added operations of CPC, which was acquired May 3, 1995.

        Operating income decreased in 1996 to $69,000 compared to $267,000 in 1995. This decrease was due to lower Construction Services revenues.

        Interest income decreased to $128,000 in 19996 from $141,000 in 1995.

        Net income for the first quarter of 1996 was $198,000 or $.03 per share compared to $262,000 or $.04 per share in the same period of 1995. Net income as a percent of revenues was fairly constant at 1.2% in 1996 as compared to 1.4% in 1995.

Construction Services

        Construction Services revenues were $10,309,000 for the first quarter of 1996 as compared to $15,740,000 for the same period 1995. This decrease was attributable to the decline in the number of projects available in the marketplace. Construction Services revenues represented 60.7% of total revenues in 1996 as compared to 82.7% of total revenues in 1995.

        Cost of Construction Services revenues represented 90.7% of Construction Services revenues in 1996 versus 92.4% in 1995.

        Construction services had an operating loss of $30,000 for the first quarter of 1996, compared to $186,000 of operating income in 1995. This loss was due to a decrease in Construction Services revenues.

Manufacturing Services

        Manufacturing Services revenues more than doubled for the first three months of 1996 to $6,681,000 as compared to $3,299,000 from the same period of 1995. This increase was primarily the result of the inclusion of operations from CPC.

        Cost of Manufacturing Services revenues represented 80.6% of Manufacturing Services revenues versus 64.8% in 1995. This decrease was due to the inclusion of CPC operations during the year. A majority of the products manufactured by CPC (i.e. electrical metal-clad switchgear and power distribution systems) offer a lower rate of margin as compared to other products manufactured in this segment. In addition, increased competition in the marketplace resulted in lower sales pricing by the Houston Products division.

        Operating income decreased to $703,000 in 1996 from $735,000 in 1995 due to the lower rates of margin as a result of the competitive and economic factors discussed above.

Liquidity and Capital Resources:

        Working capital (current assets less current liabilities) at March 31, 1996 decreased to $26,966,000 from $27,141,000 at December 31, 1995. The ratio of current assets to current liabilities was 2.9 at the end of the first quarter of 1996 compared to 2.6 at the end of 1995. The Company currently has a $10,00,000 line of credit with FirstMerit First National Bank of Ohio. As of March 31, 1996, there was no borrowing against credit facilities available to the Company.

        The Company's current cash, funds available under its credit facility and future cash flow from operations, should be sufficient to meet capital requirements and short-term work capital needs.

Events, Transactions, and Trends:

The Company is experiencing a slow-down in Construction Services. This is primarily the result of the electric utilities delaying maintenance outages as the result of the impending deregulation in the electric power industry. The limited number of projects availble in the marketplace has caused strong competition for lower profit margin work. The Company expects this slow-down to continue through 1996 and could have an adverse impact on Construction Services.

The Company continues to experience increased workers' compensation costs in a number of the states in which the Company operates its Construction Services. The Company closely monitors these costs and adjusts its pricing accordingly. However, an inability to pass these increases on could have an adverse affect on the Company's Construction Services.

The Company continues to look for opportunities to expand Manufacturing Services through the acquisition of additional businesses and through internal growth.

     PART II.  OTHER INFORMATION
     ---------------------------



     Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

                 (a) Exhibits

                      Exhibit
                      Number       Description
                      ------       -----------
                      10.1         1991 Incentive/Non-Qualified Stock Option
                                   Plan As Amended and Restated

                      27.1         Financial Data Schedule


                 (b)  Reports on  Form 8-K

                      The Company did not file any reports on Form 8-K during the three months ended March 31, 1996.

 SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       CHEMPOWER, INC.
                                         (Registrant)





 Date      May 14, 1996         /s/         Robert E. Rohr
      ---------------------     --------------------------------------
                                             Robert E. Rohr
                                      Vice President of Finance and
                                               Treasurer
                                     (on behalf of the Registrant and
                                      as Principal Financial officer)

                               EXHIBIT INDEX
                                                              Pagination By
                                                                 Sequential
     Exhibit                      Exhibit                        Numbering
     Number                     Description                        System
     ------                     -----------                        ------
     10.1         1991 Incentive/Non-Qualified Stock Option Plan as Amended and
                  Restated

     27.1         Financial Data Schedule