Form 10-Q
period 1996-06-30
CHEMPOWER INC
filed 1996-08-14
CIK 847595

                                  FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


  (Mark One)

   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended            June 30, 1996
                                  ----------------------------------------

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

                  Class                       Outstanding August 1, 1996
    --------------------------------      ------------------------------------

      Common Stock, $.10 Par Value                7,565,113 shares

                                CHEMPOWER, INC.
                                     INDEX


     PART I. FINANCIAL INFORMATION                              Page Number
     -----------------------------                              -----------
     Item 1.     Financial Statements

                 Condensed balance sheets--June 30, 1996
                 and December 31, 1995.........................         3

                 Condensed statements of income--Three and six
                 months ended June 30, 1996 and 1995.                   4

                 Condensed statements of cash flows--Six
                 months ended June 30, 1996 and 1995......              5

                 Notes to condensed financial statements--
                 June 30, 1996............................            6-7


     Item 2.     Management's Discussion and Analysis
                 of Financial Condition and Results of
                 operations....................................       8-9



     PART II.  OTHER INFORMATION
     ---------------------------

     Item 4.     Submission of Matters to a Vote of Security
                 Holders                                               10

     Item 6.     Exhibits and Reports on Form 8-K..............        10


     SIGNATURES................................................        11

PART I. FINANCIAL INFORMATION
- -----------------------------

CHEMPOWER, INC.

CONDENSED BALANCE SHEETS

                                                          June 30         December 31
                                                            1996             1995
                                                        ------------     ------------
                                                         (Unaudited)
ASSETS                                                    (Dollars in thousands)
CURRENT ASSETS
    Cash and cash equivalents                           $     12,351        $  11,603
    Marketable securities                                      4,241            1,084
    Trade receivables, less allowances                        14,075           22,022
    Contracts in progress                                      4,022            4,608
    Inventories                                                4,096            4,058
    Other current assets                                       2,003              385
                                                        ------------     ------------
          TOTAL CURRENT ASSETS                                40,788           43,760
PROPERTY, PLANT &.EQUIPMENT, at cost                          13,058           13,638
    Less: accumulated depreciation                             6,469            6,773
                                                        ------------     ------------
          NET PROPERTY, PLANT & EQUIPMENT                      6,589            6,865
INTANGIBLE ASSETS                                                616              623
OTHER ASSETS                                                   3,281            3,322
                                                        ------------     ------------
                                                        $     51,274     $     54,570
                                                        ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Trade payables                                      $      3,954     $      4,688
    Contracts in progress                                        695            1,465
    Payroll related accruals                                   6,223            7,740
    Other current liabilities                                  2,017            2,726
                                                        ------------     ------------
          TOTAL CURRENT LIABILITIES                           12,889           16,619
DEFERRED CREDIT, EXCESS OF ACQUIRED INTEREST OVER COST           751              986
SHAREHOLDERS' EQUITY
    Common stock--par value $.IO per share:
      Authorized--15,000,000 shares
      Issued--7,756,121 shares at June 30
        and December 31                                          776              776
    Additional paid-in capital                                20,334           20,334
    Unrealized gains (losses) on marketable securities            85               --
    Retained earnings                                         17,049           16,465
    Treasury stock, at cost, 191,008 shares
        at June 30 and December 31                              (610)            (610)
                                                        ------------     ------------
          TOTAL SHAREHOLDERS' EQUITY                          37,634           36,965
                                                        ------------     ------------
                                                        $     51,274     $     54,570
                                                        ============     ============

See Notes To Condensed Financial Statements

 CHEMPOWER, INC.

 CONDENSED STATEMENTS OF INCOME (UNAUDITED)


                                           Three Months Ended           Six Months Ended
                                                June 30                     June 30
                                        ------------------------    ------------------------
                                           1996          1995          1996          1995
                                        ----------    ----------    ----------    ----------
                                             (Dollars in thousands, except share data)
 Revenues.........................      $   16,488    $   20,227    $   33,478    $   39,266

 Cost of revenues.................          13,571        15,952        28,306        32,640
                                        ----------    ----------    ----------    ----------

      Gross profit................           2,917         4,275         5,172         6,626

 Selling, general and adminis-
   trative expenses...............           2,556         2,674         4,742         4,758
                                        ----------    ----------    ----------    ----------

      Operating income............             361         1,601           430         1,868

 Financial income.................             178           118           306           254
                                        ----------    ----------    ----------    ----------

      Income before taxes.........             539         1,719           736         2,122

 Income taxes.....................             153           685           152           826
                                        ----------    ----------    ----------    ----------
      Net income..................      $      386    $    1,034    $      584    $    1,296
                                        ==========    ==========    ==========    ==========
 Net income per Common Share......      $      .05    $      .14    $      .08    $      .18
                                        ==========    ==========    ==========    ==========
 Weighted average number
   of shares outstanding..........       7,686,920     7,314,021     7,665,036     7,346,458
                                        ==========    ==========    ==========    ==========



 See Notes to Condensed Financial Statements

CHEMPOWER, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                           Six Months Ended
                                                                               June 30
                                                                        ----------------------
                                                                          1996          1995
                                                                        ---------    ---------
                                                                        (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES............................        $   3,999    $   5,727
                                                                        ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from sale of property, plant and equipment.......              455            9
      Purchase of property, plant and equipment ................             (732)        (970)
      Purchase of marketable securities.........................           (3,527)         --
      Sale of marketable securities.............................              553          --
      Acquisition of businessess, net of working
         capital acquired.......................................             --         (4,543)
                                                                        ---------    ---------
            Net cash used for investing activities..............           (3,251)      (5,504)
                                                                        ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES

      Proceeds from issuance of common stock....................             --             12
      Purchase of treasury stock................................             --           (200)
                                                                        ---------    ---------
             Net cash used for financing activities.............             --           (188)
                                                                        ---------    ---------

             Net increase in cash and cash equivalents..........              748           35

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...............           11,603       11,864
                                                                        ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .....................        $  12,351    $  11,899
                                                                        =========    =========

SUPPLEMENTAL CASH FLOW DISCLOSURE
      Income taxes paid (net of refunds)........................        $     888    $     250
                                                                        =========    =========


See Notes To Condensed Financial Statements

      CHEMPOWER, INC.

      NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

      June 30, 1996

      NOTE A--BASIS OF PRESENTATION

      The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the entire year of 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report and Form 10-K as of December 31, 1995.

      NOTE B--ACQUISITION

      On May 3, 1995, the Company through its wholly-owned subsidiaries, Southwick Corp. and Brookfield Corp., purchased all of the issued and outstanding partnership units of Controlled Power Limited Partnership ("CPC").

      Pro forma consolidated information assuming ownership of CPC as of January 1, 1995 is as follows:

                                    Six Months Ended        Three Months Ended
                                       June 30                   June 30
                                   1996         1995         1996       1995
                                  -------      -------      -------    -------
                                 (Dollars in thousands, except per share data)
     Revenues.................    $33,478      $47,198      $16,488    $21,763
     Net Income (Loss)........        584          (16)         386        660
     Net Income (Loss)
        per Common Share......    $   .08      $  (.00)     $   .05    $   .09

     The pro forma information does not purport to be indicative of results which would actually have been obtained if the combination had been in effect for the periods indicated or which may be obtained in the future.

      CHEMPOWER, INC.

      March 31, 1996


      NOTE C--CONTRACTS IN PROGRESS

      Comparative information for fixed-price contracts in progress at June 30, 1996 and December 31, 1995 is as follows:

                                                    June 30        December 31
                                                     1996             1995
                                                ---------------   -------------
                                                    (Dollars in thousands)
      Costs incurred on
        uncompleted contracts.................. $        66,027   $      68,335
      Estimated earnings.......................           4,995          5,906
                                                ---------------   -------------
                                                $        71,022          74,241
      Less billings to date                              67,695          71,098
                                                ---------------   -------------
                                                $         3,327   $       3,143
                                                ===============   =============
      Included in the accompanying
      balance sheets under contracts
      in progress:

      Costs and estimated earnings in
        excess of related billings on
        uncompleted contracts.................. $         4,022   $       4,608

      Billings in excess of related
        costs and estimated earnings
        on uncompleted contracts and
        provision for estimated losses
        on contracts...........................            (695)         (1,465)
                                                ---------------   -------------
                                                $         3,327   $       3,143
                                                ===============   =============

    June 30, 1996 amounts include the operations of CPC. Costs incurred on uncompleted contracts, estimated earnings, and billings to date for CPC at June 30, 1996 were $64,762,000, $4,716,000 and $66,289,000, respectively.


    NOTE D--CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments with an original maturity of 90 days or less when purchased to be cash equivalents. Cash equivalents consist primarily of money market funds.


    NOTE E--MARKETABLE SECURITIES

    The Company has designated its investments in marketable securities as available-for-sale. Those securities are reported at fair value, with net unrealized gains and losses included in equity, net of applicable taxes. Unrealized losses that are other than temporary are recognized in earnings. The following is a summary of marketable securities held at June 30, 1996 (Dollars in thousands):

                     Unrealized        Unrealized
       Cost            Gains             Losses           Fair Value
     -------         ----------        ----------         ----------
      $4,099           $236               $94               $4,241

    Realized gains and losses on sales of marketable securities for the quarter totaled $61,000 and $0 respectively.

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

RESULTS OF OPERATIONS
CURRENT THREE MONTHS COMPARED TO THE SAME PERIOD LAST YEAR.

Consolidated

        Revenues for the thirteen week period ended June 30, 1996 were $16,488,000 a decrease of 18.5% from $20,227,000 in 1995. This decrease was attributable to the decline in the number of projects available in the Construction Services marketplace.

        Selling, general and administrative expenses decreased 4.4% to $2,556,000 for the second quarter of 1996 as compared to $2,674,000 during the same period of 1995. This decrease was due to the cost containment efforts in the Construction Services segment.

        Operating income decreased in 1996 to $361,000 from $1,601,000 in 1995. This decrease was due to lower Construction Services revenues.

        Interest income increased to $178,000 in 1996 from $118,000 in 1995 due to higher rates of return.

        Net income for the second quarter of 1996 was $386,000 or $.05 per share compared to $1,034,000 or $.14 per share in the same period of 1995. Net income as a percent of revenues decreased to 2.3% in 1996 as compared to 5.1% in 1995.

Construction Services

        Construction Services revenues were $8,146,000 for the second quarter as compared to $12,734,000 for the same period 1995. This decrease was attributable to the decline in the number of projects available in the marketplace. Construction Services revenues represented 49.4% of total revenues in 1996 as compared to 63.0% of total revenues in 1995.

        Cost of Construction Services revenues represented 85.6% of Construction Services revenues in 1996 versus 82.8% in 1995.

        Operating income in Construction Services decreased from $1,281,000 during the second quarter of 1995 to $167,000 for the same period in 1996. This decrease is due to the loss of Construction Services revenues and lower gross margins on the work performed during the second quarter.

Manufacturing Services

        Manufacturing Services revenues increased 11.3% during the second quarter of 1996 to $8,342,000 as compared to $7,493,000 from the same period of 1995. This increase was primarily the result of the inclusion of operations from CPC.

        Cost of Manufacturing Services revenues represented 79.1% of Manufacturing Services revenues versus 72.1% in 1995. This increase was due to the inclusion of CPC operations during the year. A majority of the products manufactured by CPC (i.e. electrical metal-clad switchgear and power distribution systems) offer a lower rate of margin as compared to other products manufactured in this segment. In addition, increased competition in the marketplace resulted in lower sales pricing by the Houston Products division.

        Operating income decreased to $798,000 in 1996 from $1,430,000 in 1995 due to the lower rates of margin as a result of the competitive and economic factors discussed above.

CURRENT SIX MONTHS COMPARED TO THE SAME PERIOD LAST YEAR.

Consolidated

        Revenues for the twenty-six week period ended June 30, 1996 were $33,478,000 a decrease of 14.7% from $39,266,000 in 1995. This decrease was attributable to the decline in the number of projects available in the Construction Services marketplace.

        Selling, general and administrative expenses remained constant at $4,742,000 for the first six months of 1996 as compared to $4,758,000 during the same period of 1995.

        Operating income decreased in 1996 to $430,000 compared to $1,868,000 in 1995. This decrease was due to lower Construction Services revenues and lower margins on Manufacturing Services revenues.

        Interest income increased to $306,000 in 1996 from $254,000 in 1995. This increase was mainly due to higher rates of return and greater amount of capital.

        Net income for the first six months of 1996 was $584,000 or $.08 per share compared to $1,296,000 or $.18 per share in the same period of 1995. Net income as a percent of revenues decreased to 1.7% in 1996 as compared to 3.3% in 1995.

Construction Services

        Construction Services revenues were $18,455,000 for the first six months as compared to $28,474,000 for the same period in 1995. This decrease was attributable to the decline in the number of projects available in the marketplace. Construction Services revenues represented 55.1% of total revenues in 1996 as compared to 72.5% of total revenues in 1995.

        Cost of Construction Services revenues represented 88.4% of Construction Services revenues in 1996 versus 88.1% in 1995.

        Operating income in Construction Services decreased from $1,467,000 during the first six months of 1995 to $137,000 in 1996. This decrease is due to the loss of Construction Services revenues and lower gross margins on the work performed during the first six months.

Manufacturing Services

        Manufacturing Services revenues increased 39.2% for the first six months of 1996 to $15,023,000 as compared to $10,792,000 from the same period of 1995. Manufacturing Services revenues represented 44.9% of total revenues in 1996 as compared to 27.5% of total revenues in 1995. This increase was primarily the result of the inclusion of operations from CPC.

        Cost of Manufacturing Services revenues represented 79.8% of Manufacturing Services revenues versus 69.9% in 1995. This increase was due to the inclusion of CPC operations during the year. A majority of the products manufactured by CPC (i.e. electrical metal-clad switchgear and power distribution systems) offer a lower rate of margin as compared to other products manufactured in this segment. In addition, increased competition in the marketplace resulted in lower sales pricing by the Houston Products division.

        Operating income decreased to $1,501,000 in 1996 from $2,165,000 in 1995 due to the lower rates of margin as a result of the competitive and economic factors discussed above.

Liquidity and Capital Resources:

        Working capital (current assets less current liabilities) at June 30, 1996 increased to $27,899,000 from $27,141,000 at December 31, 1995. The ratio of current assets to current liabilities was 3.2 at the end of the second quarter of 1996 compared to 2.6 at the end of 1995. The Company currently has a $10,00,000 line of credit with FirstMerit First National Bank of Ohio. As of June 30, 1996, there was no borrowing against credit facilities available to the Company.

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

     PART II.  OTHER INFORMATION
     ---------------------------

     Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 At its Annual Meeting of Stockholders on May 2, 1996, the stockholders voted on the following matters:

                 1. Approved an amendment to the Chempower, Inc. 1991 Incentive/Non-Qualified Stock Option plan to increase the number of shares reserved for issuance.

                        Holders of 4,685,551 shares voted for the amendment, 1,097,373 voted against the amendment, 4,800 shares abstained from voting, and there were 597,933 broker non-votes.

                 2. Elected the following directors to serve until the next annual meeting and until their successors are elected and qualify:

                        Nominee           In Favor     Withheld
                        ---------------   ---------    --------
                        T. J. Kukk        6,150,811    234,846
                        E. M. Rochester   6,150,811    234,846
                        E. G. Kemp        6,145,811    239,846
                        N. E. Jackson     6,150,811    234,846
                        R. E. Rohr        6,150,811    234,846


                 3. Approved the appointment of McGladrey & Pullen, LLP as independent auditors for the year ending December
                        31, 1996.

                        Holders of 6,379,157 shares voted for the appointment, 5,000 voted against the appointment, and 1,500 shares abstained from voting.



     Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

                 (a) Exhibits

                      Exhibit
                      Number       Description
                      ------       -----------
                      10.1         1991 Incentive/Non-Qualified Stock Option
                                   Plan as Amended and Restated (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996)

                      10.2 Renewal of Business Loan Agreement and Promissory Note, dated May 10, 1996 relating to the Company's Line of Credit Facility with FirstMerit First National Bank of Ohio.

                      27.1         Financial Data Schedule


                 (b)  Reports on  Form 8-K

                      The Company did not file any reports on Form 8-K during the three months ended June 30, 1996.

 SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       CHEMPOWER, INC.
                                         (Registrant)





 Date  August 12, 1996          /s/         Robert E. Rohr
      ---------------------     --------------------------------------
                                             Robert E. Rohr
                                      Vice President of Finance and
                                               Treasurer
                                     (on behalf of the Registrant and
                                      as Principal Financial officer)

                               EXHIBIT INDEX
                                                              Pagination By
                                                                 Sequential
     Exhibit                      Exhibit                        Numbering
     Number                     Description                        System
     ------                     -----------                        ------
     10.1         1991 Incentive/Non-Qualified Stock Option Plan as Amended and
                  Restated (incorporated by reference to Exhibit 10.1 to the
                  Company's Quarterly Report on Form 10-Q for the quarter
                  ended March 31, 1996).

     10.2         Renewal of Business Loan Agreement and Promissory Note, dated
                  May 10, 1996 relating to the Company's Line of Credit facility with FirstMerit First National Bank of Ohio.

     27.1         Financial Data Schedule