Form 10-Q
period 1996-09-30
CHEMPOWER INC
filed 1996-11-14
CIK 847595

                                  FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


  (Mark One)

   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended        September 30, 1996
                                  ----------------------------------------

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
                                 Yes  x    No
                                     ---      ---

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                  Class                       Outstanding August 1, 1996
    --------------------------------      ------------------------------------

      Common Stock, $.10 Par Value                7,565,113 shares

                                CHEMPOWER, INC.
                                     INDEX


     PART I. FINANCIAL INFORMATION                              Page Number
     -----------------------------                              -----------
     Item 1.     Financial Statements

                 Condensed balance sheets--September 30, 1996
                 and December 31, 1995.........................         3

                 Condensed statements of income--Three and nine
                 months ended September 30, 1996 and 1995.              4

                 Condensed statements of cash flows--Nine
                 months ended September 30, 1996 and 1995......         5

                 Notes to condensed financial statements--
                 September 30, 1996............................       6-7


     Item 2.     Management's Discussion and Analysis
                 of Financial Condition and Results of
                 operations....................................       8-9



     PART II.  OTHER INFORMATION
     ---------------------------

     Item 6.     Exhibits and Reports on Form 8-K..............        10


     SIGNATURES................................................        11

PART I. FINANCIAL INFORMATION
-----------------------------

CHEMPOWER, INC.

CONDENSED BALANCE SHEETS

                                                        September 30         December 31
                                                            1996             1995
                                                        ------------     ------------
                                                         (Unaudited)
ASSETS                                                    (Dollars in thousands)
CURRENT ASSETS
    Cash and cash equivalents                           $     17,053        $  11,603
    Marketable equity securities                               3,570            1,084
    Trade receivables, less allowances                        12,175           22,022
    Contracts in progress                                      5,276            4,608
    Inventories                                                3,649            4,058
    Other current assets                                       1,358              385
                                                        ------------     ------------
          TOTAL CURRENT ASSETS                                43,081           43,760
PROPERTY, PLANT &.EQUIPMENT, at cost                          12,700           13,638
    Less: accumulated depreciation                             6,378            6,773
                                                        ------------     ------------
          NET PROPERTY, PLANT & EQUIPMENT                      6,322            6,865
INTANGIBLE ASSETS                                                403              623
OTHER ASSETS                                                   3,118            3,322
                                                        ------------     ------------
                                                        $     52,924     $     54,570
                                                        ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Trade payables                                      $      4,297     $      4,688
    Contracts in progress                                        589            1,465
    Payroll related accruals                                   7,119            7,740
    Other current liabilities                                  2,106            2,726
                                                        ------------     ------------
          TOTAL CURRENT LIABILITIES                           14,111           16,619
DEFERRED CREDIT, EXCESS OF ACQUIRED INTEREST OVER COST           648              986
SHAREHOLDERS' EQUITY
    Common stock--par value $.10 per share:
      Authorized--15,000,000 shares
      Issued--7,756,121 shares at September 30
        and December 31                                          776              776
    Additional paid-in capital                                20,334           20,334
    Unrealized gains (losses) on marketable equity
      securities, net                                            141               --
    Retained earnings                                         17,524           16,465
    Treasury stock, at cost, 191,008 shares
        at September 30 and December 31                         (610)            (610)
                                                        ------------     ------------
          TOTAL SHAREHOLDERS' EQUITY                          38,165           36,965
                                                        ------------     ------------
                                                        $     52,924     $     54,570
                                                        ============     ============

See Notes To Condensed Financial Statements

 CHEMPOWER, INC.

 CONDENSED STATEMENTS OF INCOME (UNAUDITED)


                                           Three Months Ended          Nine Months Ended
                                             September 30                September 30
                                        ------------------------    ------------------------
                                           1996          1995          1996          1995
                                        ----------    ----------    ----------    ----------
                                             (Dollars in thousands, except share data)
 Revenues.........................      $   14,858    $   16,430    $   48,336    $   55,696

 Cost of revenues.................          12,455        13,898        40,761        46,537
                                        ----------    ----------    ----------    ----------

      Gross profit................           2,403         2,532         7,575         9,159

 Selling, general and adminis-
   trative expenses...............           2,260         2,198         7,002         6,958
                                        ----------    ----------    ----------    ----------

      Operating income............             143           334           573         2,201

 Financial income.................             547           151           853           405
                                        ----------    ----------    ----------    ----------

      Income before taxes.........             690           485         1,426         2,606

 Income taxes.....................             214           177           366         1,002
                                        ----------    ----------    ----------    ----------
      Net income..................      $      476    $      308    $    1,060    $    1,604
                                        ==========    ==========    ==========    ==========
 Net income per Common Share......      $      .06    $      .04    $      .14    $      .22
                                        ==========    ==========    ==========    ==========
 Weighted average number
   of shares outstanding..........       7,789,104     7,380,557     7,706,392     7,356,190
                                        ==========    ==========    ==========    ==========



 See Notes to Condensed Financial Statements

CHEMPOWER, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                           Nine Months Ended
                                                                             September 30
                                                                        ----------------------
                                                                          1996          1995
                                                                        ---------    ---------
                                                                        (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES............................        $   7,930    $   8,263
                                                                        ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from sale of property, plant and equipment.......              673           10
      Purchase of property, plant and equipment ................             (906)      (1,172)
      Purchase of marketable equity securities..................           (4,396)         --
      Sale of marketable equity securities......................            2,149          --
      Acquisition of businesses, net of working
         capital acquired.......................................             --         (4,543)
                                                                        ---------    ---------
            Net cash used for investing activities..............           (2,480)      (5,705)
                                                                        ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES

      Proceeds from issuance of common stock....................             --             41
      Purchase of treasury stock................................             --           (200)
                                                                        ---------    ---------
             Net cash used for financing activities.............             --           (159)
                                                                        ---------    ---------

             Net increase in cash and cash equivalents..........            5,450        2,399

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...............           11,603       11,864
                                                                        ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .....................        $  17,053    $  14,263
                                                                        =========    =========

SUPPLEMENTAL CASH FLOW DISCLOSURE
      Income taxes paid (net of refunds)........................        $     926    $     753
                                                                        =========    =========


See Notes To Condensed Financial Statements

      CHEMPOWER, INC.

      NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

      September 30, 1996

      NOTE A--BASIS OF PRESENTATION

      The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the entire year of 1996.
      For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report and Form 10-K as of December 31, 1995.

      NOTE B--ACQUISITION

      On May 3, 1995, the Company through its wholly-owned subsidiaries, Southwick Corp. and Brookfield Corp., purchased all of the issued and outstanding partnership units of Controlled Power Limited Partnership ("CPC").

      Pro forma consolidated information assuming ownership of CPC as of January 1, 1995 is as follows:

                                   Nine Months Ended        Three Months Ended
                                     September 30              September 30
                                   1996         1995         1996       1995
                                  -------      -------      -------    -------
                                 (Dollars in thousands, except per share data)
     Revenues.................    $48,336      $63,628      $14,858    $16,430
     Net Income (Loss)........      1,060          292          476        308
     Net Income (Loss)
        per Common Share......    $   .14      $   .04      $   .06    $   .04

     The pro forma information does not purport to be indicative of results which would actually have been obtained if the combination had been in effect for the periods indicated or which may be obtained in the future.

      CHEMPOWER, INC.

      September 30, 1996


      NOTE C--CONTRACTS IN PROGRESS

      Comparative information for fixed-price contracts in progress at September 30, 1996 and December 31, 1995 is as follows:

                                                  September 30        December 31
                                                     1996             1995
                                                ---------------   -------------
                                                    (Dollars in thousands)
      Costs incurred on
        uncompleted contracts.................. $        70,516   $      68,335
      Estimated earnings.......................           5,664          5,906
                                                ---------------   -------------
                                                $        76,180          74,241
      Less billings to date                              71,493          71,098
                                                ---------------   -------------
                                                $         4,687   $       3,143
                                                ===============   =============
      Included in the accompanying
      balance sheets under contracts
      in progress:

      Costs and estimated earnings in
        excess of related billings on
        uncompleted contracts.................. $         5,276   $       4,608

      Billings in excess of related
        costs and estimated earnings
        on uncompleted contracts and
        provision for estimated losses
        on contracts...........................            (589)         (1,465)
                                                ---------------   -------------
                                                $         4,687   $       3,143
                                                ===============   =============

    September 30, 1996 amounts include the operations of CPC. Costs incurred on uncompleted contracts, estimated earnings, and billings to date for CPC at September 30, 1996 were $68,394,000, $5,531,000 and $69,910,000, respectively.


    NOTE D--CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments with an original maturity of 90 days or less when purchased to be cash equivalents. Cash equivalents consist primarily of money market funds.


    NOTE E--MARKETABLE EQUITY SECURITIES

    The Company has designated its investments in marketable equity securities as available-for-sale. Those securities are reported at fair value, with net unrealized gains and losses included in equity, net of applicable taxes. Unrealized losses that are other than temporary are recognized in earnings. The following is a summary of marketable equity securities held at September 30, 1996 (Dollars in thousands):

                     Unrealized        Unrealized
       Cost            Gains             Losses           Fair Value
     -------         ----------        ----------         ----------
      $3,331           $258               $19               $3,570

    Realized gains and losses on sales of marketable equity securities for the quarter totaled $342,000 and $0 respectively.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

The discussion of Results of Operations are grouped as follows:

        CONSOLIDATED --- Represents consolidated data of Chempower, Inc. and subsidiaries.
        CONSTRUCTION SERVICES--- This category consists of Chempower, Inc., Global Power Company and its Global Erectors division, excluding Manufacturing Services.
        MANUFACTURING SERVICES--- This category consists of CPC and the Company's three divisions: Houston Products, Owens Precision Fabricators and Advanced Coil Industries.

RESULTS OF OPERATIONS
Current three months compared to the same period last year.

Consolidated

        Revenues for the thirteen week period ended September 30, 1996 were $14,858,000 a decrease of 9.6% from $16,430,000 in 1995. This decrease was attributable to the decline in the number of projects available in the Construction and Manufacturing Services.

        Selling, general and administrative expenses increased 2.8% to $2,260,000 for the third quarter of 1996 as compared to $2,198,000 during the same period of 1995.

        Operating income decreased in 1996 to $143,000 from $334,000 in 1995. This decrease was due to lower Construction Services revenues.

        Financial income increased to $546,000 in 1996 from $151,000 in 1995 due to realized gains on the sale of marketable equity securities and dividend income.

        Net income for the third quarter of 1996 was $476,000 or $.06 per share compared to $308,000 or $.04 per share in the same period of 1995. Net income as a percent of revenues increased to 3.2% in 1996 as compared to 1.9% in 1995.

Construction Services

        Construction Services revenues were $6,654,000 for the third quarter as compared to $7,358,000 for the same period in 1995. This decrease was attributable to the decline in the number of projects available in the marketplace. Construction Services revenues represented 44.8% of total revenues in 1996 and 1995.

        Cost of Construction Services revenues represented 93.7% of Construction Services revenues in 1996 versus 90.0% in 1995.

        Operating loss in Construction Services increased from $184,000 during the third quarter of 1995 to $615,000 for the same period in 1996. This increase is due to the loss of Construction Services revenues and lower gross margins on the work performed during the third quarter.

Manufacturing Services

        Manufacturing Services revenues decreased 9.6% during the third quarter of 1996 to $8,204,000 as compared to $9,072,000 from the same period of 1995. This decrease was primarily the result of a decrease in the amount of work performed by CPC.

        Cost of Manufacturing Services revenues represented 75.9% of Manufacturing Services revenues versus 80.2% in 1995. The decrease in cost reflects an increase in higher margin work performed in the period.

        Operating income increased to $1,301,000 in 1996 from $969,000 in 1995, due to the higher margin work mentioned above.

Current nine months compared to the same period last year.

Consolidated

        Revenues for the twenty-six week period ended September 30, 1996 were $48,336,000 a decrease from $55,696,000 or 13.2% from 1995. This decrease was attributable to the decline in the number of projects available in the Construction Services marketplace.

        Selling, general and administrative expenses remained constant at $7,002,000 for the first nine months of 1996 as compared to $6,958,000 during the same period of 1995.

        Operating income decreased in 1996 to $573,000 compared to $2,201,000 in 1995. This decrease was due to lower Construction Services revenues.

        Financial income increased to $852,000 in 1996 from $405,000 in 1995. This increase was mainiy due to realized gains on investments in equity securities and dividend income.

        Net income for the first nine months of 1996 was $1,060,000 or $.14 per share compared to $1,604,000 or $.22 per share in the same period of 1995. Net income as a percent of revenues decreased to 2.2% in 1996 as compared to 2.9% in 1995.

Construction Services

        Construction Services revenues were $25,109,000 for the first nine months as compared to $35,832,000 for the same period in 1995. This decrease was attributable to the decline in the number of projects available in the marketplace. Construction Services revenues represented 51.9% of total revenues in 1996 as compared to 64.3% of total revenues in 1995.

        Cost of Construction Services revenues represented 89.8% of Construction Services revenues in 1996 versus 88.5% in 1995.

        Operating income in Construction Services decreased from $1,282,000 during the first nine months of 1995 to an operating loss of $478,000 in 1996. This decrease is due to the loss of Construction Services revenues and lower gross margins on the work performed during the period.

Manufacturing Services

        Manufacturing Services revenues increased 16.9% for the first nine months of 1996 to $23,227,000 as compared to $19,864,000 from the same period of 1995. This increase was primarily the result of the inclusion of operations from CPC for a full nine months.

        Cost of Manufacturing Services revenues represented 78.4% of Manufacturing Services revenues versus 74.6% in 1995. This increase was due to the inclusion of CPC operations during the year. A majority of the products manufactured by CPC (i.e. electrical metal-clad switchgear and power distribution systems) offer a lower rate of margin as compared to other products manufactured in this segment. In addition, increased competition in the marketplace resulted in lower sales pricing by the Houston Products division.

        Operating income decreased to $2,802,000 in 1996 from $3,134,000 in 1995 due to the lower rates of margin as a result of the competitive and economic factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES:

        Working capital (current assets less current liabilities) at September 30, 1996 increased to $28,970,000 from $27,141,000 at December 31, 1995. The ratio of current assets to current liabilities was 3.1 at the end of the third quarter of 1996 compared to 2.6 at the end of 1995. The Company currently has a $10,000,000 line of credit with FirstMerit First National Bank of Ohio. As of September 30, 1996, there was no borrowing against credit facilities available to the Company.

        During the first nine months of 1996, capital disposals, net of accumulated depreciation amounted to $492,000. The majority of the Company's disposals related to its mobile industrial vacuum loaders and peripheral accessories. The Company has determined it to be more economical to rent this type of equipment rather than to own.

        During the last year, the Company has increased its investment strategies to include marketable equity securities. This was done to take advantage of the rise in equity market returns and offset lower rates of return on its short-term investments.

        The Company's current cash, funds available under its credit facility and future cash flow from operations, should be sufficient to meet capital requirements and short-term working capital needs.

EVENTS, TRANSACTIONS, AND TRENDS:

        On September 11, 1996, the Company and American Eco Corporation entered into an agreement pursuant to which American Eco would acquire the Company in a cash merger at a price of $6.20 per share. The merger agreement was submitted to the Chempower shareholders for their approval at a Special Meeting of Shareholders on November 12, 1996. At this meeting, Chempower shareholders approved the merger, however, the merger agreement remains subject to arrangement of financing and requisite regulatory approvals. American Eco, a corporation organized under the laws of Ontario, Canada, is an integrated industrial services company which acts as a single-source environmental remediation and industrial maintenance provider to the petrochemical, petroleum refining, utility, and pulp and paper industries in the United States and Canada.

        The Company is experiencing a slow-down in Construction Services. This is primarily the result of the electric utilities delaying maintenance outages as the result of the impending deregulation in the electric power industry. The limited number of projects available in the marketplace has caused strong competition for lower profit margin work. The Company expects this slow-down to continue through 1996 and could have an adverse impact of Construction Services.

        The Company continues to look for opportunities to expand Manufacturing Services through the acquisition of additional businesses and through internal growth.

     PART II.  OTHER INFORMATION
     ---------------------------

     Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

                 (a) Exhibits

                      Exhibit
                      Number       Description
                      ------       -----------
                       2.1         Agreement and Plan of Merger, By and Among
                                   American Eco Corporation, Sub Acquisition
                                   Corp., and Chempower, Inc., dated as of
                                   September 10, 1996 (incorporated by
                                   reference to the Company's Proxy Statement
                                   on Schedule 14A, filed with the commission
                                   and mailed to shareholders on October 11,
                                   1996)

                       27.1         Financial Data Schedule


                 (b)  Reports on  Form 8-K

                      The Company did not file any reports on Form 8-K during the three months ended September 30, 1996.

 SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       CHEMPOWER, INC.
                                         (Registrant)





 Date  November 13, 1996        /s/         Robert E. Rohr
      ---------------------     --------------------------------------
                                             Robert E. Rohr
                                      Vice President of Finance and
                                               Treasurer
                                     (on behalf of the Registrant and
                                      as Principal Financial officer)

                               EXHIBIT INDEX
                                                              Pagination By
                                                                 Sequential
     Exhibit                      Exhibit                        Numbering
     Number                     Description                        System
     ------                     -----------                        ------
     2.1         Agreement and Plan of Merger, By and Among American Eco
                 Corporation, Sub Acquisition Corp., and Chempower, Inc., dated as of September 10, 1996 (incorporated by reference to the
                 Company's Proxy Statement on Schedule 14A, filed with the
                 commission and mailed to shareholders on October 11, 1996)

     27.1         Financial Data Schedule